Form 10-K405
period 1995-06-30
AMERISHOP CORP
filed 1995-10-04
CIK 799898

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1995.
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to ________________

                     Commission file number   33-8333-D

                   AMERISHOP CORP. (f/k/a AmeriMark Corp.)

           (Exact name of Registrant as specified in its charter)

            Delaware                                      38-2684858
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

 3033 Orchard Vista Dr., S.E., Ste.308
      Grand Rapids, Michigan                               49546-7080
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code - (616) 949-0775

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
  Title of each class                                   which registered

         None                                                 None

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of voting stock of the Registrant held by nonaffiliates as of August 24, 1995 was $698,632 based upon the average of the bid and ask price as of that date.

The number of shares outstanding of each of the Registrant's classes of common stock as of August 24, 1995 was 2,516,327 shares of $.00001 par value common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                          Part of Form 10-K
                                                        Into Which Portions of
     Document                                         Documents are Incorporated
     --------                                         --------------------------
Registrant's Form S-18
  Reg. No. 33-8333-D                                       Part IV Item 14

Registrant's Form 8-K                                      Part IV Item 14
  Date of Report 6/5/89
  and Form 8 Amending Same
  filed June 20, 1989

Registrant's Form 10-K                                     Part IV Item 14
  Annual Report for year
  ended June 30, 1988

Registrant's Form 10-K                                     Part IV Item 14
  Annual Report for year
  ended June 30, 1991

Registrant's Form 10-K                                     Part IV Item 14
  Annual Report for year
  ended June 30, 1992

Registrant's Form 10-K                                     Part IV Item 14
  Annual Report for year
  ended June 30, 1993
  and Amendment 10-K/A
  No. 1 filed April 26, 1994

                                AMERISHOP CORP.

                                   FORM 10-K

                            Year Ended June 30, 1995


                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I.

  Item 1.   Business                                                        1

  Item 2.   Properties                                                      6

  Item 3.   Legal Proceedings                                               7

  Item 4.   Submission of Matters to a Vote of
              Security Holders                                              7


PART II

  Item 5.   Market for Registrant's Common Stock
              and Related Shareholder Matters                               7

  Item 6.   Selected Financial Data                                         8

  Item 7.   Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                                 9

  Item 8.   Financial Statements and Supplementary
              Data                                                         15

  Item 9.   Disagreements on Accounting and
              Financial Disclosure                                         15

PART III.

  Item 10.    Directors, Executive Officers,
                Promoters and Control Persons                              16

  Item 11.    Executive Compensation                                       17

  Item 12.    Security Ownership of Certain Beneficial
                Owners and Management                                      19

  Item 13.    Certain Relationships
                and Related Transactions                                   21


PART IV.

  Item 14.    Exhibits, Financial Statements,
                Schedules and Reports on
                Form 8-K - INDEX                                           22

SIGNATURES

  Chief Executive Officer, Chief Financial
     and Accounting Officer                                                42

  Directors                                                                42

INDEPENDENT AUDITORS' REPORT                                               28

FINANCIAL STATEMENTS                                                       29

SCHEDULES

EXHIBITS

                                     PART I

ITEM 1.  BUSINESS

History and Organization

  The Company was organized under the laws of the State of Delaware on August 1, 1986 under the name Michigan Ventures, Inc., and changed its name to AmeriMark Corp. in November, 1987 and changed its name to AmeriShop Corp. in July, 1992 after merging with its subsidiary AmeriShop, Inc. The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warranted, acquire an interest in business opportunities presented to it by persons or firms who or which desired to employ the Company's funds in their business or to seek the perceived advantages of a publicly-held corporation.
  On October 27, 1987, the Company acquired the businesses previously operated by Network Direct, Inc., a privately held Kansas corporation ("NDI") for 14,967,180 shares of the Company's Common Stock and America's Buyers, Inc., a privately held Michigan Corporation ("ABI") for 11,225,385 shares of the Company's Common Stock. The acquisitions were effected by the Company creating two new subsidiaries into which the acquired companies were merged. Effective April 1, 1991, the Company sold Network Direct, Inc. in exchange for 8,967,180 shares of the Company. On July 6, 1992, the Company effected a 1 for 10 reverse split of its outstanding capital stock resulting in total issued and outstanding Common Stock on that date of 2,393,827 shares.
  AmeriShop, Inc. was formed on February 8, 1988 as a subsidiary of the Company to pursue marketing of a mass market, low price, high volume telephone buying service membership. Effective January 1, 1990, AmeriShop, Inc. was merged into ABI and ABI simultaneously changed its name to AmeriShop Inc. ("AmeriShop").

Description of Business

Company Overview

  AmeriShop Corp. is a marketer of computerized merchandising systems providing an on-line data base of over 60,000 current brand name consumer products (with total access to approximately 250,000 products) representing over 550 manufacturers. The database is a proprietary software system designed, maintained and operated exclusively by the Company providing the user/consumer the ability to price compare and purchase merchandise from the manufacturers or distributors which carry their products on the database. Access to the database is done via a toll-free telephone call to an AmeriShop personal shopping assistant.
  The uniqueness of the Company's computerized merchandising system gives the Company the ability to market its services to the premium incentive industry, to individual or group users, on an annual membership basis and through direct response catalogs such as airline in-flight catalogs, and credit card merchandise fliers. The principal client base for the Company's merchandising capabilities are virtually any corporation or organization interested in motivating or "incentifying" their employees, sales force, or customers to perform better or purchase more. The Company has entered into, and continues to add on a monthly basis, purchase agreements to provide its various merchandising services throughout the continental United States and Latin America.
  The premium incentive industry sells merchandise and travel services to client companies who in turn use them as awards for outstanding achievement or participation in or use of some other service or product. A typical incentive program has at its base a set of rules which outlines a specific goal, i.e., to increase sales. By properly structuring these rules, a company can motivate its work force to go above and beyond what they might normally do. In the case of salespeople, they will tend to sell more of a specific product, if by selling that product, they are offered an award. For incentive programs with many participants, the awards tend to be shown in a 4-color catalog consisting of approximately 1,000 items.

  AmeriShop is unique in that not only does it have a 4-color catalog with 1,000+ items, but it also offers companies participating in an incentive program the option to choose items from our database of 60,000 items. With the wide diversity of participants, especially in larger programs, Management believes offering them such a large choice gives AmeriShop a competitive edge in attracting new clients.
  AmeriShop provides a variety of functions in a typical Incentive Program. After the AmeriShop salesperson has "sold" the program, a "kit" of material is produced by AmeriShop. This kit consists of a 4-color catalog that contains a wide variety of items at various prices, an order form and program rules. The program rules outline what goals need to be met in order for the program participant to receive award points. As the participant receives award points throughout the program, progress statements are sent out indicating the cumulative total of the participants' awards points. Along with this "statement," a company will typically take the opportunity to promote a new product in order to help "stimulate" sales. The accumulated award points are turned in at the end of the program for merchandise chosen out of the catalog or, at the participant's option, AmeriShop's database. This is done by the participant filling out the Award Order form provided in the program kit. The form is then sent to AmeriShop for processing. AmeriShop will verify that the participant truly has the stated amount of points needed for the merchandise selected. Internally at AmeriShop, the ordering processing center notifies the appropriate manufacturer of the selected merchandise, making the necessary order. The manufacturer will tell AmeriShop the approximate time to deliver and that information is passed along to the participant by AmeriShop in the form of an Order Verification letter. Once the merchandise has been shipped, AmeriShop invoices the client based on an agreed upon dollar value per award point redeemed. The manufacturer invoices AmeriShop at a previously agreed price which is lower than that charged to the client.
  The Company has approximately 50 corporate premium incentive clients as of August 31, 1995.
  The Company also utilizes its product database to market and fulfill consumer shopping club memberships. By subscribing to AmeriShop's services and paying the current fee, a person can call a toll-free number to obtain pricing information and/or purchase merchandise from the Company at prices not generally available to the public. Such sales are generally at a price slightly above that paid by the Company.
  The Company's shopping service business has been primarily a fulfillment of third party private label programs. AmeriShop receives varying service fees from the marketing companies depending upon how the shopping service is sold to the consumer. The shopping service is often combined with other services by the marketing company. As of August 31, 1995, the Company services about 14 private label programs in addition to its own programs with a total membership base of approximately 135,000 members.
  The products on the data base are maintained with a product description, customer price delivered and suggested retail price with corresponding award point equivalents for the premium incentive program. Additionally, the data base maintains a customer file which contains customer/member I.D. number, purchase history and credit card number, if available.
  The Company is continually adding new products to its data base. The manufacturers/vendors must agree to individually drop ship products. In some cases, the Company has a written contract for merchandise fulfillment from the manufacturer. However, in many circumstances, the relationship is an oral agreement based upon the manufacturer's agreed upon price and ability to drop ship.
  Once a merchandise order has been placed with the vendor, the Company's Customer Service Department sends the customer an order acknowledgement form notifying them that their order has been placed. All products are shipped directly to the member and come with full manufacturers' warranties. However, if there is a problem with goods arriving damaged, the Company's Customer Service Department will act on the consumer's behalf, contacting the manufacturer or shipper to determine responsibility for the damaged goods and rectifying the situation to the customer's satisfaction.
  The Company utilizes an IBM System 36 computer that can handle approximately five (5) times the number of transactions it is presently handling with additional memory and storage upgrades. Processing systems are continually upgraded internally to improve efficiency. The telephone system can handle over 2010 operators and associated toll-free telephone lines with 55 lines currently in operation.

NDI

  As noted above, NDI was sold effective April 1, 1991. NDI was originally incorporated in 1971 as Modern Guide to Buying.
  NDI markets telephone buying service memberships through a direct sales force selling individual memberships primarily on a one-on-one basis. NDI does not have the ability to service its own buying service memberships. Since July, 1987, NDI has had an exclusive contract with AmeriShop which was renewed on April 1, 1991 for a period of five years. The service contract gives NDI members access to the Company's database for price comparisons and product purchases. NDI is excluded from utilizing other shopping service companies, however, AmeriShop is not excluded from providing its services to other sales organizations. The service agreement was amended July 1, 1995 for three years. NDI paid the Company $175,000 to renegotiate the agreement early. The new agreement calls for a 15% reduction in service fees paid to the Company for the first 4,000 new members added each year and a 50% reduction in fees for new members in excess of 4,000 per year.
  The majority of permanent memberships were sold on an installment basis, through financing sources utilized by NDI, with an additional annual renewal fee. NDI normally collects a small down payment with the balance of this initial fee paid monthly. NDI was able to pledge these installment receivables and borrow up to 70% of the balances due from its financing sources.

Backlog and Seasonality
  The Company typically realizes approximately 90% of its total membership sales during its last three fiscal quarters. As of June 30, 1995, unfilled merchandise orders in its backlog totaled $281,881. The Company also reflects revenue on certain membership agreements over the 12-month life of the membership. At June 30, 1995, the balance of deferred revenue which will be recognized into income during the year ending June 1996 was approximately $559,000 [see note 1 to financial statements included at Item 14].

Employees
  As of August 24, 1995, the Company had 18 full-time employees, of which 4 were engaged in management and administrative functions, 3 in sales, 9 in clerical functions and 2 phone operators. In addition, the Company has 2 part-time clerical workers and 6 part-time phone operators. At any given time, 3 to 6 phone operators are on duty.
Competition
  The premium incentive industry is highly competitive with a few large companies (Maritz, Inc., Carlson Marketing Group, Inc., BI Performance Services, ITA Group) and thousands of medium to small companies. The Company believes that it can effectively compete in this industry because of its ability to charge a lower price than its large competitors and provide greater administration services than its smaller competitors.
  The marketing and operation of telephone buying services as offered by AmeriShop is highly competitive. No specific figures are available, but the Company estimates that it has approximately four direct competitors in that area. The Company is not aware of any other entity marketing individual permanent telephone buying service memberships as NDI does. In addition to directly competitive operations, however, the Company's competition could be considered to include mail order catalog discount operations, televised shopping services and catalog showrooms. Many of these competitors are larger and better financed than the Company.

ITEM 2.  PROPERTIES
  The Company leases approximately 9,200 square feet of office space in Grand
Rapids, Michigan for a term expiring August 31, 2001.   In addition, the
Company leases computer and telephone equipment, subject to purchase options, and owns office equipment with a net combined book value of $25,873 as of June 30, 1995. The Company considers its leased and owned facilities and equipment to be modern and adequate for the conduct of its business.

ITEM 3.  LEGAL PROCEEDINGS
  The Company is not presently involved in any litigation other than ordinary, routine litigation incidental to its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

  The Company commenced its initial public offering on November 12, 1986 and sold 3,725,385 units which included one share of Common stock and warrants. The initial price to the public was $.10 per share. The stock is traded on a limited basis.
  The following table sets forth, for the periods indicated, the range of bid quotations as reported by National Quotation Bureau, Inc. while the stock was included in the "pink sheets." These quotations may reflect inter-dealer prices without retail mark-up, mark-down or commission allowances and may not represent actual transactions.

                                              High   Low
                                              ----   ---
   Fiscal 1994
     First Quarter. . . . . . . . . . . .     1.50    .50
     Second Quarter . . . . . . . . . . .     2.00    .50
     Third Quarter. . . . . . . . . . . .     2.25   1.00
     Fourth Quarter . . . . . . . . . . .     1.63    .63

   Fiscal 1995
     First Quarter. . . . . . . . . . . .     1.25    .13
     Second Quarter . . . . . . . . . . .      .75    .25
     Third Quarter. . . . . . . . . . . .      .50    .13
     Fourth Quarter . . . . . . . . . . .      .25    .06


  As of June 30, 1995, the Company's Common Stock was held by approximately 182 holders of record.

  Subsequent to the initial public offering, additional shares were issued in private offerings and a reverse split of 10 to 1 was effected on July 6, 1992 resulting in 2,393,827 shares issued and outstanding.

                               DIVIDEND POLICY
  The Company has no dividend paying history and does not expect to pay any dividends on its Common Stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

  Statement of Operations Data
  For the years ended June 30, 1995, 1994, 1993, 1992, and 1991

                           1995        1994         1993        1992           1991
                           ----        ----         ----        ----           ----
Total Revenues          5,283,575    5,723,525    5,492,449   4,239,073     7,992,262*

Net Loss
from Operations          (269,661)    (700,273)    (915,747)   (459,206)     (896,458)

Net Income (Loss)        (698,285)    (993,047)  (1,069,087)   (407,667)    1,177,336*

Income Before
Extraordinary Item                                                            777,336

Extraordinary Item-
effect of Utilization
of Tax Loss Carry
Forward                                                                       400,000

Net Income Per Share-
Before Extraordinary
Item                                                                              .25**

Net Income Per Share-
Extraordinary Item                                                                .13**

Net Income (Loss)
Per Share**                  (.28)        (.39)        (.43)       (.17)          .38

                          Balance Sheet as of June 30

                                  1995          1994            1993         1992          1991
                                  ----          ----            ----         ----          ----
Total Assets                    649,447        717,101        476,454       383,001       704,220

Notes Payable and
Capital Lease
Obligations, less
current portions              1,990,687      2,235,517      1,749,274       222,177       186,111

Shareholders' equity
(deficiency in assets)       (4,835,325)    (4,137,040)    (3,143,993)   (2,094,406)   (1,686,739)
----------------------------

* Includes revenues and income from sale of subsidiary of $1,840,081. ** Adjusted to reflect 1 for 10 reverse stock split on July 6, 1992.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

    This analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto, contained herein.

General
    The Company was originally incorporated as Michigan Ventures, Inc., a Delaware corporation, on August 1, 1986. On October 27, 1987, the Company acquired the businesses of America's Buyers, Inc. ("ABI") and Network Direct, Inc. ("NDI"). On November 26, 1987 the name of the Company was officially changed to AmeriMark Corp. by majority vote of the shareholders. In July 1992, the Company changed its name to AmeriShop Corp.

Liquidity and Capital Resources
    The Company has a working capital deficit of approximately $2.88 million at June 30, 1995. A major portion of this deficit relates to convertible debentures, short term notes payable and accrued interest totaling $1.97 million due to an investment fund partnership.

Management is currently working with the investment group to extend this debt and/or covert it into equity.
    If the debt can be deferred or converted, the Company is left with a $900,000 working capital deficit as of June 30, 1995, of which $559,000 represents deferred membership and non-compete revenue. The deferred revenue will be liquidated through amortization into income over the next twelve months and therefore will not require the use of cash resources. The remaining working capital deficit of $341,000 should be covered through $175,000 received on the NDI contract re-negotiation and an additional $200,000 loan from the investment fund partnership of which $125,000 was received in August, 1995.
    The Company has an arrangement with an investment fund partnership, as noted above, which has provided $2.0 million in long-term debenture financing. These funds were received by the Company in various amounts from July, 1992 through August, 1993. The Company is in default of its loan covenants regarding current ratio and positive cash flow from operations. It is also in default of its monthly interest installments since May 1, 1994. The covenants and the default from nonpayment of interest have been waived through July 1, 1996.
    The debentures require principal redemption of $20,000 per month commencing on August 1, 1995 until maturity on July 1, 1999. The remaining principal balance plus any unpaid interest or other expenses are due and payable in one lump sum on July 1, 1999. Management anticipates that the Company must either obtain additional financing to meet these principal payment obligations or the debentures must be converted to equity in order to eliminate the obligations.
    The Company received approximately $300,000 in short-term loans during fiscal 1995. As of June 30, 1995, the balance of these loans totaled $1,428,445 and was due on July 1, 1995.
    The Company had a deficiency in stockholders equity of $4,835,325 as of June 30, 1995 and its continuation is dependent upon meeting its obligations as they become due and attaining profitable operations. Management believes that it can obtain profitable operations in the future through its merchandise premium incentive programs which it continues to actively market and through budget reductions established for 1996. The

Company has continued to increase its level of incentive merchandise sales as well as its overall gross profit on these sales as documented below in the discussion of Results of Operations.
    The Company has shown a cash shortfall from operations of approximately $570,000 for fiscal year 1995. Management believes that it will substantially improve these results and possibly reach breakeven in fiscal 1996 if anticipated sales are realized. Fiscal 1996 budgeted operating expenses have been reduced by approximately 20% from 1995 primarily through staff and management reductions. Fiscal 1995 premium incentive sales increased from 9% from 1994 to over $2.25 million. Management anticipates similar improvement in fiscal 1996 based upon programs currently in process and new programs that it believes can be obtained during the coming months.
    For the long term, the Company continues to add new premium incentive business which will improve its results from operations. However, the Company requires additional in-house sales representatives to generate substantial growth in this business.
    Management believes that adding up to six sales representatives disbursed over several regions within the United States would be sufficient to increase accelerated sales. There is a delay between hiring sales representatives and realizing the sales from their efforts. This is due to a period of time necessary to develop and sell programs (6 to 12 months), then once the program is sold, it takes 6 to 12 months, generally, for the participants to earn the awards before they are redeemed.
    It is Management's intent initially to hire experienced individuals already in the premium incentive industry in order to accelerate the sales effort. Because of this, it is anticipated that salary, benefits, travel and other expenses for these sales persons could be as high as $100,000 per year each.
    Since the sales generated by the new sales representatives will not be realized for 12 to 18 months, the Company will require additional equity financing to cover these expenses. Management continues to pursue this financing primarily through private placement funding.
    The Company currently has three sales persons in-house and about 30 independent agents. Management believes that it must increase its in-house sales force to provide it with more control over its sales efforts since independent agents utilize other suppliers in addition to AmeriShop. Also, sales costs, primarily commissions, are substantially lower with in-house agents providing the Company with higher gross profit margins.
    In its shopping service membership business, the Company has taken steps to create further growth through two recent contractual agreements. On July 1, 1995, the Company re-negotiated a new three year membership fulfillment agreement with Network Direct, Inc. (NDI). This extension solidifies the Company's long-standing relationship with NDI to continue membership fulfillment for their customers. Furthermore, the Company received a $175,000 up front, one-time cash fee from NDI. This fee was consideration for re-negotiating the new agreement 11 months prior to the expiration of the current term of the NDI/AmeriShop agreement (April 1, 1996) with the new agreement extended to July 1, 1998. The new agreement calls for a 15% reduction in service fees paid to the Company for the first 4,000 new members added each year and a 50% reduction in fees for new members in excess of 4,000 per year.
    NDI had a strong membership year providing the Company $635,000 in membership fees in fiscal 1995. NDI's goals for fiscal 1996 are to exceed fiscal 1995's memberships which should also aid the Company's cash flow and profits.
    In addition to the three year NDI extension agreement, the Company also signed a new two year test marketing membership agreement with the Safecard ("Safecard") Services, Inc. division of Ideon Group, Inc. (NYSE:IQ) to market the Company's Shopping Service membership program. In aligning itself with Safecard, the Company affords itself the opportunity to be involved in an arrangement with the largest provider of credit card registration protection programs serving over 13 million credit card holders.
    The Company and Safecard will commence test marketing an annual Shopping Club membership service under a joint venture, profit sharing agreement in fiscal 1996. The Company will provide its 60,000 item consumer merchandise data base to create and fulfill the annual shopping service. Safecard will market the shopping service utilizing its extensive credit card relationships.
    The joint goal is to begin building a high volume, renewable shopping service membership base over the next 12 to 24 months. If successful, this will establish the foundation to substantially improve the Company's revenue growth and earnings.

    The Company is at the stage where it needs to restructure its balance sheet, primarily converting into equity its long and short term debt with Renaissance Capital, the Company's investment fund partner. As discussed above, the Renaissance Capital financing is currently carried on the balance sheet as debt that is accruing interest month-to-month. The Company has taken budgetary cuts to attain profitability and positive cash flow in fiscal 1996 that would allow Renaissance Capital to convert its debentures into equity, thereby eliminating the Company's existing debt structure and interest payments.
    The subsequent improvement in the balance sheet will position the Company to actively pursue a new common stock issuance in either a public or private offering. Management believes it needs to obtain a minimum of $5,000,000 in net proceeds to adequately enhance its shareholder equity position, hire additional sales representatives and cover operating expense shortfalls until sales are sufficient to generate profits.
    In the short term, Management believes it can attain profitable results in the next 12 to 18 months. Management's goal over the next three years is to continue to shift the merchandise sales mix from the fiscal 1995 mix of 40% member and 60% incentive to 10% member and 90% incentive. Premium incentive sales for the fourth quarter of 1995 exceeded the same period in 1994 by $211,000 resulting in a higher accounts receivable balance at June 30, 1995 compared to June 30, 1994. There were no material write-offs of receivables against bad debts during fiscal 1995 or 1994.
    To increase sales substantially, the Company must continue to add salaried representatives to its sales force. To accomplish this, it is necessary for the Company to obtain additional equity financing.

Results of Operations - Year Ended June 30, 1995
    For the year ended June 30, 1995, the Company experienced a loss of $698,285 compared to a loss of $993,047 in the prior year; an improvement of $294,762 (30%). Loss from operations (exclusive of other income, interest income and interest expense) was $269,661 and $700,273 for 1995 and 1994, respectively; an improvement of $430,612 (61%). However, of the 1995 operating loss of $269,661, approximately $40,000 is attributable to organizational charges in personnel reductions taken in June 1995. The improved operating results were primarily due to increased gross profit from merchandise, promotional programs and an increase in membership fee revenues.
    Membership fee revenues increased by 17% over the prior year due to increased volume from third party membership programs. The Company did not actively market any new retail shopping service members in 1995 and its existing base has been slowly declining over the last few years. The Company continues to service Network Direct, Inc. (NDI) members and gross new member and renewal receipts totaled approximately $635,000 in fiscal 1995 compared to $597,000 in fiscal 1994. NDI membership receipts represented 84% and 82% of total membership receipts for 1995 and 1994, respectively.
    Overall, merchandise sales decreased in total by 13% from the prior year to $3.9 million as a result of a $543,000 decrease in direct response merchandise sales, and a $218,000 decline in merchandise sales to shopping service members. However, merchandise incentives sales increased by 9% to $2.25 million in 1995 versus $2.07 million in 1994. The Company has been focusing its efforts on increasing its merchandise incentive sales which provide higher gross profit margins (20%-30% after commissions) than member merchandise sales (approximately 2%). Merchandise incentives sales represented 58% and 46% of total merchandise sales in 1995 and 1994, respectively.
    Promotional expense decreased by $54,000 from the prior year as a result of a reduction in catalog costs related to a bank card insert program which was discontinued in fiscal 1994.
    Selling, general and administrative expenses decreased by $295,000 (or 14%) over the prior year which resulted from budget cuts.

Results of Operations - Year Ended June 30, 1994
    For the year ended June 30, 1994, the Company experienced a loss of $993,047 compared to a loss of $1,069,087 in the prior year. Loss from operations (exclusive of other income, interest income and interest expense) was $700,273 and $915,747 for 1994 and 1993 respectively; an improvement of 24%. The improved operating results were primarily due to increased gross profit from merchandise and travel programs and a decrease in promotional expenses.

    Membership fees decreased by 7% from the prior year. The Company did not actively market any new retail shopping service members in 1994 and its existing base has been slowly declining over the last few years. The Company continues to service Network Direct, Inc. (NDI) members and gross new member and renewal receipts totaled approximately $597,000 in fiscal 1994 compared to $553,000 in fiscal 1993. NDI membership receipts represented 82% and 86% of total membership receipts for 1994 and 1993, respectively.
    Merchandise sales increased in total by 4% over the prior year to $4.5 million as a result of a $1,065,000 increase in merchandise incentive sales and a $900,000 decline in merchandise sales to shopping service members. The Company has been focusing its efforts on increasing its merchandise incentive sales which provide higher gross profit margins (20%-30% after commencement) than member merchandise sales (approximately 2%). Merchandise incentives sales represented 47% and 25% of total merchandise sales in 1994 and 1993 respectively.
    Promotional materials expense decreased by $200,000 from the prior year as a result of a reduction in catalog costs related to an airline in-flight catalog program which was discontinued in January, 1994.
    Selling, general and administrative expenses increased by $68,000 (or 3%) over the prior year which resulted from increased sales volume.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    Registrant hereby incorporates the financial information required by this item by reference to Item 14 hereof.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None

                                   PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS

Directors and Executive Officers
    The Directors and Executive Officers of the Company are as follows:

           Name              Age                Position
           ----              ---                --------
    Joseph B. Preston        48            President, Chairman, Chief
                                           Executive Officer and
                                           Director

    Steven Salasky           33            Secretary/Treasurer

    James W. Kenney          54            Director


    Joseph B. Preston has served as a director of the Company and as its President and Chief Executive Officer since October 27, 1987. He has been Chairman of the Company since March, 1991. He served as President of ABI from May 1, 1986 to October 27, 1987. From December, 1984 to April 30, 1986, Mr. Preston was President of Preston Marketing Group, Inc., a consulting firm specializing in marketing and general management consulting. Prior to owning his own consulting firm, Mr. Preston was Vice President of Sales/Marketing for Root-Lowell Manufacturing Corporation from October, 1983 to December, 1984.
Mr. Preston was also with Amway Corporation from February, 1978 to October, 1983 as Senior Manager of International Marketing handling development of Amway's product lines for all its international markets. Mr. Preston served in the U.S. Navy as a Naval Flight Officer for five (5) years following completion of his M.B.A. in Marketing and B.S. degree in Packaging Engineering both from Michigan State University.
    Steven Salasky has served as Controller since August, 1994 and as Secretary/Treasurer since July, 1995. He graduated from Michigan State University with a B.A. in Accounting. He gained his public accounting experience at Egly, Brink & Co.

which is a regional public accounting firm located in Kalamazoo, Michigan, and was certified in 1989. Mr. Salasky joined AmeriShop in September 1989 as the Accounting Manager.
    James W. Kenney has been a Director since September, 1992. He is currently associated with San Jacinto Securities, Inc. as Executive Vice President and owner. From February, 1992 to June, 1993 he served as Vice President of Investments for Renaissance Capital Group, Inc. From October, 1989 to February, 1992 he served as Senior Vice President, Director of Trading and Syndicates for Capital Institutional Services. From February, 1987 to October, 1989, he served as Senior Vice President for retail sales for Rauscher Pierce Refsnes, Inc. Mr. Kenney received a B.A. degree in economics from the University of Colorado in Boulder, Colorado. Mr. Kenney also currently serves on the Board of Directors of the following companies: Consolidated Health Care Associates, Inc., CCC Coded Communications Corp., Industrial Holdings, Inc., Prism Group, Inc., Scientific Measurement Systems, Appoint Technologies, Tecnal Medical Products, Inc., and Tricom Corporation.

ITEM 11.  EXECUTIVE COMPENSATION
    Summary Compensation Table. The following table sets forth the cash compensation paid by the Company to each of its executive officers for services rendered during the fiscal year ended June 30, 1995, whose cash compensation for that period exceeded $100,000.

                                                      Summary Compensation Table
                                                      --------------------------
                                                                                        Long Term Compensation
                                                                                      ---------------------------
                            Annual Compensation                                        Awards             Payout
                            -------------------------------------------------------------------------------------
                                                                  Other       Restricted   Securities
                                                                  Annual      Stock        Underlying       LTIP     All Other
    Name and                                                      Compen-     Award(s)     Options/        Payouts   Compensa-
Principal Position            Year      Salary($)      Bonus ($)  sation ($)  ($)          SARs (#)         ($)      tion ($)
------------------------------------------------------------------------------------------------------------------------------------
Joseph B. Preston-CEO         1995      113,800          0          0            0             0            0          0
                              1994      129,375          0          0            0         200,000          0          0
                              1993      125,000          0          0            0             0            0          0

                                       Option/SAR Grants in Last Fiscal Year
                                       -------------------------------------

                                             % of
                              Number of     Total
                              Securities    Options/                                 Potential Realizable Value
                              Underlying    SARs                                     at Assumed Annual Rates of
                              Options/      Granted to    Exercise                   Stock Price Appreciation
                              SARs          Employees     or Base                        for Option Term
                              Granted       in Fiscal      Price       Expiration
Name                          (#)           Year          ($/Sh)          Date         5%($)        10%($)
--------------------------------------------------------------------------------------------------------------------
Joseph B. Preston             0             0               0              0            0            0



        Incentive Stock Option Plan. On October 1, 1992, the Company amended its Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended, (the "Code"). Pursuant to the Plan, options to purchase up to 600,000 shares of the Company's common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common stock on the date of the grant and no option can have a term in excess of ten (10) years.
        Options to purchase 492,800 shares are outstanding under this plan as of June 30, 1995. Options totalling 81,500, 29,800, 181,500 and 200,000 shares may be exercised at $.30, $.75, $1.00, and $1.10 per share respectively. No options have been exercised as of the date of this report.

        Compensation Committee Interlocks and Insider Participation. The Company's Board of Directors does not have a compensation committee nor any other committee performing such function. During the year, Mr. Preston participated in all Board of Directors' deliberations concerning executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        The following table sets forth, as of the date of this Form 10-K, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors individually and all Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown. When calculating percentage ownership for each person, options held by that person are considered exercised but are not considered exercised when calculating percentage ownership for others.

                                            Amount of
Name and Address                            Beneficial               Percent
of Beneficial Owner                         Ownership                of Class
-------------------                         ---------                --------
Joseph B. Preston                         1,108,360(1)(2)(6)          40.8%
3033 Orchard Vista Drive, SE
Grand Rapids, MI  49546

James W. Kenney                              35,000(1)(2)(3)           1.4%
9 Meadowlake Drive
Heath, TX

Steven R. Salasky                            17,167                    0.7%
3033 Orchard Vista Drive, S.E.
Grand Rapids, MI  49546

Renaissance Capital                       3,551,830(2)(4)             58.5%
  Partners, II, Ltd.
8089 N. Central Expressway
Suite 210
Dallas, TX  75206

Thomas D. Lyons                             304,000                   12.1%
10950 Grandview
Suite 465
Corporate Woods
Overland Park, KS

Theodore F. Stearns                         305,500                   12.1%
10950 Grandview
Suite 464
Corporate Woods
Overland Park, KS

W. Stephen Hamlin                           384,260(5)(6)             15.3%
1011 Cedarmill Lane
Westchester, PA 19382

All Directors
and Officers as a Group                   1,160,527(1)(2)             42.2%

___________________________

(1) Totals include shares which may be acquired through exercise of options granted as follows: Mr. Preston, 200,000 shares; Mr. Salasky, 17,000 shares; and Mr. Kenney, 15,000 shares.

(2) For purposes of calculating the percentage of outstanding shares owned by each person and the indicated group, these shares are deemed to be outstanding.

(3) Mr. Kenney has a 14-1/2% interest in the general partner of Renaissance Capital Partners, II, Ltd., a limited partnership. This general partner has a 20% interest in the profits of that limited partnership above a formula return to the limited partners. The assets of the limited partnership include an option to purchase 3,551,830 shares of the Company's Common Stock (see footnote 5, below). This interest is, therefore, not determinable at this point and is not included with Mr. Kenney's beneficial ownership.

(4) Includes 3,551,830 shares that this entity may acquire upon conversion of amounts loaned by it to Company.

(5) Does not include 144,749 shares (2.3%) owned by Francis Hamlin, mother of W. Stephen Hamlin, beneficial ownership of which is disclaimed by W. Stephen Hamlin.

(6) Mr. Preston's beneficial ownership includes 384,260 shares owned by W. Stephen Hamlin which he has full voting rights based upon a settlement and option agreement between the Company and Mr. Hamlin. Mr. Hamlin's beneficial ownership includes 275,000 shares which the Company has an option to purchase.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        On April 1, 1991, the Company renewed its ongoing Shopping Service fulfillment agreement with Network Direct, Inc. (NDI). The agreement was renewed for a five year term. Under the agreement the Company received
$635,350 from NDI during fiscal year 1995. Messrs. Stearns and Lyons are each a 50% owner, an officer and an employee of NDI.
        On July 1, 1995, the Company amended its service agreement with NDI through July 1, 1998. In exchange for $175,000 in cash, the Company renegotiated its existing agreement which was scheduled to run until April 1, 1996. Under the terms of the new agreement, the service fee paid by NDI for new memberships serviced by the Company were reduced by 15% for the first 4,000 members per year and by 50% for any new memberships added in excess of 4,000 per year. NDI has not submitted over 4,000 members in any single year in the 8-year relationship with the Company.
        The Company also extended its agreement not to compete against NDI for certain types of membership programs through July 1, 1998.
        On December 14, 1994, the Company entered into a settlement, release and option agreement with W. Stephen Hamlin whereby Mr. Hamlin granted options to purchase 275,000 shares of the Company's common stock for $2.00 per share in exchange for the Company's release of any and all rights or claims that it may have had against him arising from his resignation from the Company and subsequent employment in a related field. The options are exercisable in whole or in part for a three year period and, with respect to 137,500 shares, for an additional year. In addition to the options, Mr. Hamlin appointed the Company's President, Joseph B. Preston, with full power of substitution to vote all of the stock the Company held by Mr. Hamlin, currently 384,260 shares during the four year term of the option agreement.
        On July 10, 1992, the Company entered into a convertible debenture loan agreement with Renaissance Capital Partners Limited II (RCP) whereby RCP agreed to provide up to $1,500,000 of convertible debenture financing to the Company. The agreement provided for an initial loan of $750,000 which was closed on July 10, 1992 and three standby loan commitments of $250,000 each which were closed September 30, December 31, 1992 and March 31, 1993, respectively.
        On July 8, 1993, the convertible debenture loan agreement was modified to provide for up to $2,000,000 of financing. The additional debentures of $250,000 each were issued on July 8, 1993 and August 2, 1993.
        The terms of the seven year debentures require that the Company make interest only payments for the first three years and principal and interest for the remaining four years with a balloon payment due at maturity.
        RCP has the right at any time to convert any issued debenture into the Common Stock of the Company at $0.56309 per share. The debenture can be redeemed by the Company at any time after the third year at varying premium rates above par.
        The debentures are secured by all of the assets of the Company, including its software, data files, trademarks and trade names.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K - INDEX

        (a)  The following documents are filed as part of this report:

                                                                                             Page
                                                                                             ----
        1.       Financial Statements:
                 Independent Auditors'
                 Report                                                                      28

                 Balance Sheets                                                           29

                 For each of the three years in the
                 period ended June 30, 1995:

                 Statements of Operations                                                 30
                 Statements of Changes in Shareholders' Equity
                 (Deficiency in Assets)                                                   31
                 Statements of Cash Flows                                                 32
                 Notes to Financial Statements                                            34

        2.       Financial Statement Schedules:

                 All schedules are omitted because of absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

        (b)  Reports on Form 8-K during quarter ended June 30, 1995:

                 None

        (c)      Exhibits:




EXHIBIT                                                                  INCORPORATED BY
  NO.                  DESCRIPTION                                       REFERENCE TO
-------                -----------                                       ---------------
 3.1              Certificate of Incorporation, including               Exhibit 3.1 to Registrant's Form
                  amendment changing name to AmeriMark Corp.            10-K for year ended June 30, 1988

 3.2              Bylaws of Registrant                                  Exhibit 3 to Registrant's Form S-18
                                                                        Reg. No. 33-8333-D

 10.1             Incentive Stock Option Plan                           Exhibit 10.1 to Registrant's Form
                                                                        10-K for year ended June 30, 1994

 10.2             a)  March 29, 1991 agreement among                    Exhibit 10.2 to Registrant's Form
                  Registrant and Theodore F. Stearns and                10-K for year ended June 30, 1991
                  Thomas D. Lyon concerning an exchange of
                  stock

                  b)  Settlement Agreement re payment                   Exhibit 10.2 to Registrant's Form
                  pursuant to 10.2 a) above                             10-K for year ended June 30, 1992

 10.3             a)  March 29, 1991 Option Agreement                   Exhibit 10.3 to Registrant's Form
                  between Theodore F. Stearns and Registrant            10-K for year ended June 30, 1991

                  b)  July 11, 1992 Amended Option Agreement            Exhibit 10.3 to Registrant's Form
                  with Theodore F. Stearns                              10-K for year ended June 30, 1992

 10.4             a)  March 29, 1991 Option Agreement                   Exhibit 10.4 to Registrant's Form
                  between Thomas D. Lyons and Registrant                10-K for year ended June 30, 1991

                  b)  July 11, 1992 Amended Option Agreement            Exhibit 10.4 to Registrant's Form
                  with Thomas D. Lyons                                  10-K for year ended June 30, 1992

 10.5             a)  Fulfillment Service Agreement with NDI            Exhibit 10.5 Section B to
                  dated April 1, 1991 with amendment dated              Registrant's Form 10-K for year
                  July 1, 1991                                          ended June 30, 1992

                  b)  Amendment dated October 21, 1991                  Exhibit 10.5 to Registrant's Form
                                                                        10-K for year ended June 30, 1992

                  c)  Amendment dated July 1, 1995                      __________

 10.6             Renaissance Capital Partners II, Ltd.,                Exhibit 10.6 to Registrant's Form
                  12.5% Convertible Debenture #1 with                   10-K for year ended June 30, 1991
                  amortization schedule, Registration Rights
                  Agreement, Security Agreement

 10.7             Renaissance Capital Partners II, Ltd.,                Exhibit 10.7 to Registrant's Form
                  Amended Loan Agreement and 12.5%                      10K for year ended June 30, 1992
                  Convertible Debentures 2, 3, 4, 5 and 6

 10.8             Renaissance Capital Partners II, Ltd.,                ________
                  Promissory Notes dated September 30, 1994
                  ($1,428,448.38) and August 30, 1995
                  ($125,000)

 10.9             Settlement, Release and Option Agreement              ________
                  dated December 14, 1994 with W. Stephen
                  Hamlin

 11               Statement re Computation of loss per share            ________

 16               Letter re Change in certifying accountants            Registrant's Form 8-K Date of
                                                                        Report June 5, 1989, Amended Form
                                                                        8 June 20, 1989

AMERISHOP CORP.


FINANCIAL STATEMENTS FOR THE YEARS
ENDED JUNE 30, 1995, 1994, AND 1993 AND
INDEPENDENT AUDITORS' REPORT

AMERISHOP CORP.

TABLE OF CONTENTS
----------------------------------------------------------------------------------------

                                                                                    PAGE
INDEPENDENT AUDITORS' REPORT                                                         28

FINANCIAL STATEMENTS:

  Balance Sheets                                                                     29

  Statements of Operations                                                           30

  Statements of Changes in Shareholders' Equity (Deficiency in Assets)               31

  Statements of Cash Flows                                                           32

  Notes to Financial Statements                                                      34

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
AmeriShop Corp.
Grand Rapids, Michigan

We have audited the accompanying balance sheets of AmeriShop Corp. as of June 30, 1995 and 1994, and the related statements of operations, changes in shareholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of AmeriShop Corp. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements as of and for each of the three years in the period ended June 30, 1995, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's recurring losses from operations and shareholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in
Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP


September 6, 1995

AMERISHOP CORP.

BALANCE SHEETS
JUNE 30, 1995 AND 1994

                                                1995        1994

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $ 47,210    $206,958
  Prepaid expenses                              7,068      44,551
  Receivables                                 427,700     318,505
  Prepayments to vendors                       65,204      36,558
  Supplies inventory                           76,392      39,879
                                             --------    --------
           Total current assets               623,574     646,451

EQUIPMENT - net of accumulated depreciation
    and amortization (Note 4)                  25,873      70,650
                                             --------    --------


TOTAL ASSETS                                 $649,447    $717,101
                                             ========    ========

                                                           1995        1994

 LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIENCY IN ASSETS)
 CURRENT LIABILITIES:
     Accounts payable                                 $   493,188  $   448,802
     Note payable (Note 5)                              1,428,445      935,997
     Customer deposits                                    379,780      262,638
     Deferred membership revenue (Note 2)                 521,710      540,845
     Deferred non-compete agreement (Note 2)               37,483       50,000
     Accrued interest                                     328,882       87,242
     Current maturities of long-term debt (Note 6)        293,131       51,246
     Other current liabilities                             79,728       94,367
                                                      -----------  -----------
            Total current liabilities                   3,562,347    2,471,137

 DEFERRED MEMBERSHIP REVENUE (Note 2)                                  110,000

 DEFERRED NON-COMPETE AGREEMENT
     (Note 2)                                                           37,487

 LONG-TERM DEBT (Note 6)                                1,922,425    2,235,517

 DEFICIENCY IN ASSETS (Notes  8, 9, 10 and 11):
   Preferred stock, $.001 par value per share;
      1,000,000 shares authorized, no shares
      issued
   Common stock, $.00001 par value per
      share; 20,000,000 shares authorized; $2,516,327
      issued and outstanding                                   25           25
   Additional paid-in capital                             484,729      484,729
   Accumulated deficit                                 (5,320,079)  (4,621,794)
                                                      -----------  -----------
            Deficiency in assets                       (4,835,325)  (4,137,040)
                                                      -----------  -----------

 TOTAL LIABILITIES AND DEFICIENCY
     IN ASSETS                                        $   649,447  $   717,101
                                                      ===========  ===========

See notes to financial statements.

AMERISHOP CORP.

STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                           1995         1994          1993
REVENUES:
  Membership fees                      $  947,492   $  809,299    $  870,205
  Merchandise sales                     3,914,834    4,507,812     4,341,851
  Promotional revenue                     158,898      216,021       261,587
  Travel revenue                          262,351      190,393        18,806
                                       ----------   ----------    ----------
           Total revenues               5,283,575    5,723,525     5,492,449

EXPENSES:
  Sales commissions                       313,427      215,617        77,491
  Cost of merchandise sales             3,019,543    3,614,152     3,758,910
  Selling, general and administrative   1,862,322    2,156,915     2,088,756
  Promotional expense                     214,341      268,725       468,561
  Cost of travel revenue                  143,603      168,389        14,478
                                       ----------   ----------    ----------
           Total expenses               5,553,236    6,423,798     6,408,196
                                       ----------   ----------    ----------

LOSS FROM OPERATIONS                      269,661      700,273       915,747

OTHER INCOME (EXPENSE):
  Interest income                           5,834        2,431         3,994
  Other income                              5,973        6,865         3,929
  Interest expense                       (440,431)    (302,070)     (161,263)
                                       ----------   ----------    ----------
           Total other income (expense)  (428,624)    (292,774)     (153,340)
                                       ----------   ----------    ----------

NET LOSS                               $  698,285   $  993,047    $1,069,087
                                       ==========   ==========    ==========

NET LOSS PER SHARE OF COMMON STOCK     $     0.28   $     0.39    $     0.43
                                       ==========   ==========    ==========


See notes to financial statements.

AMERISHOP CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)
YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                                                                          Total
                                                                                                      Shareholders'
                                        Common Stock    Additional                  Treasury Stock       Equity
                                     -----------------   Paid-In   Accumulated    ------------------   (Deficiency
                                     Shares     Amount   Capital     Deficit      Shares      Amount   In Assets)
BALANCE, JULY 1, 1992               26,438,270   $ 264   $464,990  $(2,559,660)   2,500,000            $(2,094,406)

ONE-FOR-TEN REVERSE STOCK SPLIT    (23,794,443)   (238)       238                (2,250,000)

TREASURY STOCK ISSUED                                      19,500                  (122,500)                19,500

TREASURY STOCK RETIRED                (127,500)     (1)         1                  (127,500)

NET LOSS                                                            (1,069,087)                         (1,069,087)
                                   -----------   -----   --------  -----------  -----------    -----   -----------

BALANCE, JUNE 30, 1993               2,516,327      25    484,729   (3,628,747)                         (3,143,993)

NET LOSS                                                              (993,047)                           (993,047)
                                   -----------   -----   --------  -----------  -----------    -----   -----------

BALANCE, JUNE 30, 1994               2,516,327      25    484,729   (4,621,794)                         (4,137,040)

NET LOSS                                                              (698,285)                           (698,285)
                                   -----------   -----   --------  -----------  -----------    -----   -----------

BALANCE, JUNE 30, 1995               2,516,327   $  25   $484,729  $(5,320,079)                        $(4,835,325)
                                   ===========   =====   ========  ===========  ===========    =====   ===========

See notes to financial statements.

AMERISHOP CORP.

STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                           1995         1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(698,285) $  (993,047) $(1,069,087)
  Adjustments to reconcile net loss to net cash used
      in operating activities:
    Depreciation and amortization                          53,575       73,974       89,159
    Gain on sale of equipment                                                          (182)
    Changes in:
      Prepaid expenses                                     37,483      (11,057)     (17,247)
      Receivables                                        (109,195)     (84,428)    (193,955)
      Prepayments to vendors                              (28,646)     (22,040)      15,734
      Supplies inventory                                  (36,513)       1,242       31,951
      Accounts payable                                     44,386      (83,071)    (113,772)
      Customer deposits                                   117,142       15,090      (48,056)
      Deferred membership revenue                        (129,135)     (77,986)    (146,776)
      Deferred non-compete agreement                      (50,004)     (50,000)     (50,008)
      Accrued interest                                    241,640       87,242
      Other current liabilities                           (14,639)     (50,421)      66,485
                                                        ---------  -----------  -----------
           Net cash used in operating activities         (572,191)  (1,194,502)  (1,435,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (8,798)     (18,429)     (44,052)
  Proceeds from sale of equipment                                                     5,053
  Increase in note receivable                                                       (12,500)
  Principal payments received on long-term note                         11,413        1,087
                                                        ---------  -----------  -----------
           Net cash used in investing activities           (8,798)      (7,016)     (50,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term debt                 (71,207)     (64,574)    (117,082)
  Proceeds from issuance of long-term debt                             521,417    1,635,645
  Net borrowings (payments) on note payable               492,448      935,997      (83,396)
  Proceeds from issuance of stock                                                    19,500
                                                        ---------  -----------  -----------
           Net cash provided by financing activities      421,241    1,392,840    1,454,667

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     (159,748)     191,322      (31,499)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                     206,958       15,636       47,135
                                                        ---------  -----------  -----------

CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                         $  47,210  $   206,958  $    15,636
                                                        =========  ===========  ===========

                                                                     (Continued)

AMERISHOP CORP.

STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                  1995       1994       1993
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                    $132,018   $214,828   $161,263

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES

Capital lease obligations of $18,430 and $20,497 were incurred when the Company entered into leases for new equipment in 1994 and 1993, respectively.


See notes to financial statements.                                  (Concluded)

AMERISHOP CORP.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION - Effective July 6, 1992, the Company's subsidiary, AmeriShop, Inc. was merged into AmeriMark Corp. which then changed its name to AmeriShop Corp. The Company operates a computerized merchandising system and services customers through discount shopping memberships, merchandise and travel incentive award programs, and direct response merchandise catalogs. Sales to one major customer for the years ended June 30, 1995, 1994 and 1993 accounted for approximately 25%, 18% and 12%, respectively, of the Company's total revenues.

       REVENUE RECOGNITION - Membership fees allow members to use services provided by the Company. These fees are generally assessed annually although some programs provide for multi-year fees. Fees are recorded as deferred revenue when received and recognized as income on the straight-line basis over the service period.

       Merchandise sales are recorded when the merchandise is shipped to the customer.

       Travel revenue is recognized after the travel event has been completed.

       CASH EQUIVALENTS - Cash and cash equivalents consist of cash and highly-liquid investments purchased with an original maturity of three months or less.

       ACCOUNTS RECEIVABLE - Accounts receivable represent current amounts due from customers for merchandise, travel programs, catalogs and other printed materials, program administration fees and membership fees. The majority of receivables are from corporate customers. Bad debts are recognized as incurred. A reserve for uncollectible accounts has not been established since the Company's history of charge-offs has been negligible.

       EQUIPMENT AND DEPRECIATION - Equipment is stated at cost less accumulated depreciation. Improvements and betterments are capitalized; maintenance and repairs are charged to expense as incurred. Depreciation is provided by the use of the straight-line method over the estimated useful life of the related equipment which ranges from 3 to 8 years.

       LOSS PER SHARE - The loss per common share is based upon the weighted average number of shares outstanding of 2,516,327, 2,516,327 and 2,487,464 for the years ended June 30, 1995, 1994 and 1993, respectively. The weighted average number of shares outstanding is based upon the revised number of shares after the 1 for 10 reverse stock split which was effective July 6, 1992.

       TAXES ON INCOME - Taxes on income are provided based upon Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Prior to the year ended June 30, 1994, deferred taxes on income were recognized for the tax effects of items which enter in the determination of income for financial reporting purposes in different periods than for tax purposes.

2.     SALE OF SUBSIDIARY

       On April 1, 1991, the Company sold a wholly-owned subsidiary, Network Direct, Inc. (NDI) to its two former owners in exchange for 8,967,180 shares of AmeriShop Corp. common stock.

       At the time of the sale of the subsidiary, the Company owed NDI $550,000. Subsequent to the sale, the Company and NDI entered into an agreement whereby the $550,000 was transferred to a non-refundable membership advance. The membership advance is being amortized into income on a straight-line basis over the five year service agreement period. At June 30, 1995 and 1994, $110,000 and $220,000, respectively, is included in deferred membership revenue on the balance sheets.

       In a related transaction, the Company entered into a five-year non-compete agreement with NDI which calls for the Company to receive $250,000 and the right to be the sole service fulfillment company for NDI in exchange for not competing in professional shopping network programs which sell memberships for a price in excess of $150. The $250,000 is being amortized into income on a straight-line basis over the five-year period of the agreement. At June 30, 1995 and 1994, $37,483 and $87,487, respectively, is included in deferred non-compete agreement on the balance sheets.

       The Company also entered into option agreements with the two former owners to repurchase an additional 1,000,000 pre-reverse split shares of AmeriShop Corp. common stock from each individual. The agreements were amended in July 1992 to provide for a price of $.15 per share (pre-reverse split price). Effective July 11, 1995, the options expired unexercised.

       The Company is related to NDI by common ownership. The Company receives enrollment and membership fees which are amortized into income over the period of service. The following is a summary of these transactions with NDI:

                                                                 YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                                  JUNE 30,        JUNE 30,       JUNE 30,
                                                                    1995            1994           1993
Cash receipts for membership and enrollment fees                 $  635,000      $  597,000     $  553,000

Revenue recognized on membership and  enrollment fees               721,400         448,000        540,000

       On July 1, 1995, the Company amended its service agreement with NDI through July 1, 1998. In exchange for $175,000 in cash, the Company modified its existing agreement which was scheduled to run until April
       1, 1996. Under the terms of the revised agreement, the service fees paid by NDI for new memberships serviced by the Company were reduced by 15% for the first 4,000 memberships per year and by 50% for any new memberships in excess of 4,000 per year.

       In accordance with this amendment, the Company also extended the term of the non-compete agreement with NDI for a three-year period expiring on July 1, 1998.

3.     INCOME TAXES

       For tax purposes, the Company has net operating loss carryforwards of approximately $4,218,000 at June 30, 1995. The net operating loss carryforwards will expire as follows:

Year Ending June 30,
2003                                                        $      98,000
2004                                                              338,000
2005                                                              167,000
2007                                                              232,000
2008                                                            1,365,000
2009                                                            1,246,000
2010                                                              772,000

       The provisions of SFAS 109, effective July 1, 1993, were adopted prospectively and accordingly, earnings for 1993 have not been restated. The cumulative effect of adopting SFAS No. 109 was not material.

       Deferred tax assets resulting from carryforwards are as follows at June 30, 1995:

                                                                    DEFERRED
                                                                      TAX
                                                                     ASSETS
Net operating loss carryforwards                                  $   1,434,000
Valuation allowance                                                  (1,434,000)
                                                                  -------------

           Net deferred taxes                                     $           0
                                                                  =============

4.     EQUIPMENT

       Equipment consists of the following:

                                                                                        JUNE 30
                                                                                  1995           1994
Furniture, fixtures and equipment                                              $   267,570    $   258,771
Equipment held under capital leases                                                249,227        273,920
                                                                               -----------    -----------
           Total                                                                   516,797        532,691
Less accumulated depreciation and amortization                                     490,924        462,041
                                                                               -----------    -----------

           Total                                                               $    25,873    $    70,650
                                                                               ===========    ===========

5.     NOTE PAYABLE

       Note payable represents borrowings from an investment fund partnership. Effective September 30, 1994, the Company consolidated the four separate notes payable to the partnership with an aggregate principal balance of $1,235,000 plus accrued interest on the notes and the convertible debenture (see Note 6) into a single demand note requiring monthly interest payments of 12.5% per annum. The Company has defaulted on its monthly interest installments on the note.

6.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                      JUNE 30
                                                                               1995             1994
Convertible debenture payable to an investment fund partnership in quarterly installments of interest only at 12.5% per annum.
    Commencing on August 1, 1995, monthly principal installments of
    $10 per $1,000 of outstanding debenture amount are required.  Full payment of any unpaid principal and interest is due and payable no later than July 1, 1999.  The loan is secured by all the Company's
    assets.                                                                $  2,000,000     $  2,000,000

Installment note payable to vendor.  Due in monthly installments of
    $1,112, including interest at 12% until December 31, 1996, at which time the unpaid balance is due.  The loan is secured by
    all receivables.                                                             18,239           28,704

Installment note payable to vendor.  Due in monthly installments of
    $2,441, including interest at 7% until July 15, 1994, at which time
    the unpaid balance is due.  The loan is unsecured.                                            11,995

                                                                                      JUNE 30
                                                                               1995             1994
Accrued rent                                                               $    186,767     $    206,728

Capital lease obligations (Note 7)                                               10,550           39,336
                                                                           ------------     ------------
           Total                                                              2,215,556        2,286,763
Current maturities of long-term debt                                            293,131           51,246
                                                                           ------------     ------------

           Total                                                           $  1,922,425     $  2,235,517
                                                                           ============     ============

       The convertible debenture loan requires the Company, among other things, to maintain a ratio of current assets to current liabilities of not less than 1.0 to 1.0 and to maintain a positive average monthly cash flow. The Company was in violation of these covenants at June 30, 1995. In addition, since May 1, 1994, the Company has failed to make certain scheduled interest and principal payments as they became due. The covenant violations and the default from nonpayment have been waived through July 1, 1996.

       The investment fund partnership has the right at any time to convert any issued debenture into the common stock of the Company at $0.56309 per share. The debenture can be redeemed by the Company at any time after July 1995 at varying premium rates above par.

       The Company is leasing its office space under a lease that requires reduced rentals in the early years of the agreement. The total amount due under the lease is being expensed ratably over the lease term. The resulting accrued rent will be repaid beginning September 1994 (see Note
       7).

       The following is a schedule of estimated maturities of long-term debt:

Year Ending June 30,
1996                                                          $     293,131
1997                                                                253,531
1998                                                                178,507
1999                                                              1,450,457
2000                                                                 14,302
Thereafter                                                           25,628
                                                              -------------


           Total                                              $   2,215,556
                                                              =============

7.     LEASES

The Company leases a vehicle, office equipment, furniture and fixtures and data processing equipment under capital leases. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments at the inception of the lease or the fair value of the assets. The assets are amortized over the shorter of their lease terms or their estimated useful lives. Amortization of assets under capital leases of $19,851, $32,499, and $50,435 is included in depreciation expense for 1995, 1994 and 1993, respectively.

       The following is a summary of equipment held under capital leases:

                                                                                         JUNE 30
                                                                                    1995          1994
Vehicle                                                                          $  21,497     $  21,497
Office furniture, fixtures and equipment                                           144,965       148,515
Data processing equipment                                                           82,765       103,908
                                                                                 ---------     ---------
           Total                                                                   249,227       273,920
Accumulated amortization                                                           243,739       248,580
                                                                                 ---------     ---------

           Net equipment held under capital leases                               $   5,488     $  25,340
                                                                                 =========     =========

       Minimum future lease payments under capital leases as of June 30, 1995 are as follows:

Year Ending June 30, 1996                                                           $  10,987
Amount representing interest                                                              437
                                                                                    ---------


           Present value of net minimum lease payments                              $  10,550
                                                                                    =========

       Effective interest rates on capital leases range from 4.9% to 27.3%. The Company also leases office space and equipment under operating leases. Rent expense under these leases for the years ended June 30, 1995, 1994 and 1993 was $175,886, $185,223 and $195,938, respectively. The leases have expiration dates through 2001. Future minimum rental obligations at June 30, 1995 for all noncancellable operating leases are as follows:

Year Ending June 30,
1996                                                                             $     246,436
1997                                                                                   240,889
1998                                                                                   185,670
1999                                                                                   180,358
2000                                                                                   185,926
Thereafter                                                                             223,744
                                                                                 -------------

           Total                                                                 $   1,263,023
                                                                                 =============

8.     PREFERRED STOCK

       The preferred stock may be issued by the Board of Directors in one or more series. The Board shall determine the distinguishing features of each, including preferences, rights and restrictions, upon the establishment of such series.

9.     STOCK OPTION PLAN

       On October 1, 1992, the Company amended its Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986 as amended. Pursuant to the Plan, options to purchase up to 600,000 shares of the Company's common stock may be granted to employees of the Company. The Plan is administered by the Company's Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common stock on the date of the grant and no option can have a term in excess of 10 years.

       Options to purchase 492,800 shares have been issued under the Plan as of June 30, 1995. Options totaling 81,500, 29,800, 181,500 and 200,000 shares may be exercised at $.30, $.75, $1.00 and $1.10 per share, respectively. No options have been exercised as of the date of this report.

10.    RELATED PARTY TRANSACTIONS

       On June 18, 1992, the Board of Directors approved the sale of 1,500,000 pre-split shares of treasury stock to certain officers of the Company at a price of $.02 per share. On August 1, 1992, 97,500 post-split shares were purchased. An additional 25,000 post-split shares were paid as a finders fee related to the debenture financing. The remaining 127,500 post-split shares were cancelled and retired.

11.    MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS AND GOING CONCERN

       For the year ended June 30, 1995, the Company experienced a loss of $698,285 compared to a loss of $993,047 in the prior year. Loss from operations (exclusive of other income, interest income and interest expense) was $269,661 and $700,273 for 1995 and 1994, respectively; an improvement of 61%. The improved operating results were primarily due to increased gross profit from merchandise and promotional programs and an increase in membership fee revenues.

       The Company has a working capital deficit of approximately $2,871,000 at June 30, 1995. Included in this deficit is $559,193 of deferred membership and non-compete revenue. The deferred revenue will be liquidated through amortization into income over the next 12 months and therefore will not require the use of cash resources.

       The Company has shown a cash shortfall from operations of approximately $572,000 for fiscal year 1995. In response to the continued losses from operations and negative cash flows, management has reduced fiscal year 1996 budgeted operating expenses by approximately 20% from 1995, primarily through staff reductions made in May 1995.

       To address short-term liquidity needs, the Company modified its existing service agreement with NDI in exchange for $175,000 in cash (see Note 2). In addition, the Company received $125,000 from an investment fund partnership in August 1995 and anticipates the receipt of an additional $75,000 in September 1995 in return for the issuance of term notes payable due March 31, 1996.

       Management anticipates continuing increases in its premium incentive merchandise sales along with improved gross profits. Management believes that these increases, combined with the expense reductions should provide for substantially improved operating results in the coming fiscal year.

       At the present time, the Company's office space, telephone system and computer system capabilities are underutilized. Management anticipates that a substantial number of new members and merchandise incentive programs can be added without significant capital expenditures. By adding new memberships and merchandise incentive programs, management believes there will be an improvement in operating results by more fully utilizing the Company's facilities.

12.    RECLASSIFICATIONS

       Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the classifications used in 1995.

                                     *****

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERISHOP CORP.

                                     By: /s/ Joseph B. Preston
                                        --------------------------------------
                                        Joseph B. Preston, Chairman, President
                                        and Chief Executive Officer

                                     By: /s/ Steven Salasky
                                        --------------------------------------
                                        Steven Salasky, Secretary, Treasurer
                                        and Principal Accounting Officer
Dated: September 28, 1995
      ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature and Title                            Date
        -------------------                            ----

By:  Joseph B. Preston                                 September 28, 1995
    --------------------------------------------       ------------------
     Joseph B. Preston, Director

By:  James W. Kenney                                   September 28, 1995
    --------------------------------------------       ------------------
     James W. Kenney, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

        No annual report or proxy material has been sent to security holders.

                                EXHIBIT INDEX

EXHIBIT                                                                  INCORPORATED BY
  NO.                  DESCRIPTION                                       REFERENCE TO
-------                -----------                                       ---------------
 10.5(c)          Amendment dated July 1, 1995 to
                  Fulfillment Service Agreement with NDI
                  dated April 1, 1991 with amendment dated
                  July 1, 1991

 10.8             Renaissance Capital Partners II, Ltd.,
                  Promissory Notes dated September 30, 1994
                  ($1,428,448.38) and August 30, 1995
                  ($125,000)

 10.9 Settlement, Release and Option Agreement dated December 14, 1994 with W. Stephen
                  Hamlin

 11               Statement re Computation of loss per share

 27               Financial Data Schedule