Form 10-Q
period 1995-09-30
AMERISHOP CORP
filed 1995-11-13
CIK 799898

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended September 30, 1995            Commission File Number 33-8333-D

                               AMERISHOP CORP.
           (Exact Name of registrant as specified in its charter)


            DELAWARE                                  38-2684858
 State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


        Centennial Office Park
              Suite 308
     3033 Orchard Vista Drive SE
          Grand Rapids, MI                                    49546-7080
(Address of principal executive offices)                      (Zip Code)

                                 (616) 949-0775
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                                No
               ---------                               -----------

  As of September 30, 1995, 2,516,327 shares of common stock were outstanding.

                                AMERISHOP CORP.

                                   FORM 10-Q

                                     INDEX

Descriptions                                                       Page Number
------------                                                       -----------

Cover Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Part I.  Financial Information
         1.   Financial Statements (Unaudited)

         Balance Sheets
              September 30, 1995 and June 30, 1995 . . . . . . . . . .  3

         Statements of Operations
             Three Months Ended September 30, 1995 and 1994 . . . . . . 4

         Statement of Cash Flows
             Three Months Ended September 30, 1995 and 1994 . . . . . . 5

         Notes to Financial Statements . . . . . . . . . . . . . . .   6-7

         2.  Management's Discussion and Analysis of Results
             of Operations and Financial Conditions . . . . . . . . .  8-9
Part II.

         1.  Other Information . . . . . . . . . . . . . . . . . . .   10
         2.  Signatures . . . . . . . . . . . . . . . . . . . . . . .  10

1.  FINANCIAL INFORMATION

                                AMERISHOP CORP.
                           BALANCE SHEETS (UNAUDITED)

                                                                      September 30,           June 30,
                                                                          1995                  1995
                                                                     -------------         -------------
ASSETS
------
CURRENT ASSETS:
    Cash                                                             $      61,755          $     47,210
    Prepaid expenses                                                       109,972                 7,068
    Accounts receivable (Note 3)                                           457,641               427,700
    Prepayments to vendors                                                 236,502                65,204
    Inventory                                                               79,498                76,392
                                                                     -------------         -------------
       Total current assets                                                945,368               623,574

EQUIPMENT, net                                                              21,300                25,873
                                                                     -------------        --------------

    Total assets                                                       $   966,668           $   649,447
                                                                       ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                    $  574,413           $   493,188
    Customer deposits                                                      499,809               379,780
    Deferred membership revenue                                            533,330               521,710
    Deferred non-compete revenue                                            24,982                37,483
    Notes payable (Note 3)                                               1,628,445             1,428,445
    Accrued interest                                                       429,708               328,882
    Current maturities of long-term debt (Note 3)                          352,672               293,131
    Other current liabilities                                               56,387                79,728
                                                                     -------------         -------------
       Total current liabilities                                         4,099,746             3,562,347

LONG-TERM DEBT                                                           1,852,428             1,922,425

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value per share,
       1,000,000 shares authorized and no shares issued.
    Common stock, $.00001 par value per share, 20,000,000
       shares authorized, 2,516,327 shares outstanding at
       September 30, 1995 and June 30, 1995                                     25                    25
    Additional paid-in capital                                             484,729               484,729
    Accumulated deficit                                                 (5,470,260)           (5,320,079)
                                                                        ----------            ----------
       Total shareholders' equity/(deficit)                             (4,985,506)           (4,835,325)
                                                                        ----------            ----------

    Total liabilities and shareholders' equity                         $   966,668           $   649,447
                                                                       ===========           ===========

The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                               Three Months Ended
                                                                                  September 30,

                                                                           1995               1994
                                                                     -------------         -------------
REVENUES:
    Membership fees                                                    $   288,736           $   217,494
    Merchandise sales                                                      727,429               681,281
    Travel revenue                                                               0                     0
    Promotional revenue                                                     13,114                34,986
                                                                     -------------         -------------
       Total revenues                                                    1,029,279               933,761
                                                                     -------------         -------------

EXPENSES:
    Sales commissions                                                       85,069                43,705
    Cost of merchandise sales                                              556,634               557,884
    Cost of travel revenue                                                       0                     0
    Selling, general and administrative                                    416,078               441,362
    Promotional expenses                                                     2,556                17,074
                                                                     -------------         -------------
       Total expenses                                                    1,060,337             1,060,025
                                                                     -------------         -------------
    Loss from operations                                                   (31,058)             (126,264)

OTHER INCOME (EXPENSE):
    Interest income                                                            940                 1,615
    Other expense                                                              775                   765
    Interest expense                                                      (120,838)             (102,568)
                                                                     -------------         -------------
       Total other income (expense)                                       (119,123)             (100,188)
                                                                     -------------         -------------
Net loss                                                              $   (150,181)           $ (226,452)
                                                                     =============         =============

Net Loss Per Share (Note 4)                                          $        (.06)          $      (.09)
                                                                     =============         =============

Weighted Average Shares Outstanding                                      2,516,327             2,516,327
                                                                     =============         =============

The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the three months ended September 30, 1995 and 1994


                                                                          1995                 1994
                                                                      ------------          -----------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                                                               $ (150,181)            $ (226,452)
Adjustments to reconcile net loss
       to net cash from operating activities:
    Depreciation and amortization                                           4,572                 17,603
    Changes in assets and liabilities:
       Prepaid expenses                                                  (102,904)                (4,579)
       Accounts receivable                                                (29,941)                48,946
       Prepayments to vendors                                            (171,298)               (22,176)
       Inventory                                                           (3,105)                (3,735)
       Accounts payable                                                    81,225               (240,650)
       Customer deposits                                                  120,029                231,457
       Deferred membership revenue                                         11,620               (152,550)
       Deferred non-compete revenue                                       (12,501)               (12,501)
       Accrued interest                                                   100,826                 99,905
       Other current liabilities                                          (23,342)               (58,191)
                                                                     ------------           ------------
Net cash used in operating activities                                    (175,000)              (322,923)
                                                                     ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal payments received on long-term note                               0                      0
    Capital expenditures                                                        0                      0
                                                                     ------------           ------------
Net cash used in investing activities                                           0                      0
                                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under long-term
       debt and capital lease obligations                                 (10,455)               (30,508)
    Principal payments under short-term
       debt
    Proceeds from issuance of notes payable                               200,000                300,000
    Proceeds from issuance of long-term debt
                                                                     ------------           ------------
Net cash provided by financing activities                                 189,545                269,492
                                                                     ------------           ------------

NET CHANGE IN CASH                                                         14,545                (53,431)

CASH AT BEGINNING OF PERIOD                                                47,210                206,958
                                                                     ------------           ------------

CASH AT END OF PERIOD                                                $     61,755           $    153,527
                                                                     ============           ============



The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1995


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements (the "Financial Statements") of AmeriShop Corp. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual financial statements prepared in accordance with generally accepted accounting principles.

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - AmeriShop Corp., formerly AmeriMark Corporation, was incorporated under the laws of the State of Delaware on August 1, 1986.

Revenue Recognition: Membership fees and annual renewal fees allow members to use services provided by the Company. Annual renewal fees are recorded as deferred revenue when received and recognized as income on the straight-line basis over the renewal period.

Merchandise sales are recorded when the customer is shipped the merchandise.

Travel revenue is recognized when the client has completed its trip.

Equipment and Depreciation - Equipment is stated at cost less accumulated depreciation. Improvements and betterments are capitalized; maintenance and repairs are charged to expense as incurred. Depreciation is provided by the use of straight-line and accelerated methods for both financial reporting and income tax purposes over the estimated useful lives of 3 to 7 years.

Industry Segment - The Company operates as a provider of consumer merchandise and other services. It services customers through consumer benefit programs as well as premium incentive programs.

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

Demand notes payable totaling $1,428,445 at September 30, 1995 and June 30, 1995, respectively, were due no later than July 1, 1995. The notes are collateralized by the Company's accounts receivable. Demand notes payable totaling $200,000 at September 30, 1995 are due March 31, 1996. Interest is payable at 12.5% per annum.

The Company has $2,000,000 of convertible debentures payable to an investment fund partnership payable in quarterly installments of interest only at 12.5% per annum. Commencing on August 1, 1995, monthly principal installments of $10 per $1,000 borrowed are required. As of September 30, 1995, $262,508 is considered short-term.

The Company is in default of its financial loan covenants on the debentures. It is also in default of its monthly interest installments since May 1, 1994 on the debentures and the notes payable. These covenants and default from nonpayment of interest have been waived through July 1, 1996.

NOTE 4 - LOSS PER SHARE

Loss per share is based on the weighted average number of common shares outstanding during the periods presented. Common stock equivalents in the form of convertible debentures were not included in the calculation of weighted average shares outstanding since inclusion would be anti-dilutive.

                                AMERISHOP CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company has a working capital deficit of approximately $3,154,378 at September 30, 1995. Included in this deficit is approximately $558,312 of deferred membership revenue and non-compete revenue. The deferred revenue will be liquidated through amortization into income over the next two years. Management is in the process of seeking additional equity financing to offset the remaining $2,596,066 deficit and to provide sufficient working capital to increase the Company's sales effort.

The Company has a deficiency in shareholders' equity and its continuation is dependent upon meeting its liabilities as they become due and attaining profitable operations.

At the present time, the Company's office space, telephone system and computer system capabilities are underutilized. Management believes that a substantial number of new members and merchandise incentive programs can be added without significant capital expenditures. By adding new membership and merchandise incentive programs, Management anticipates there will be an improvement in operating results by more fully utilizing the Company's facilities.

The Company entered into an arrangement with an investment fund partnership that has provided $2.0 million in long-term convertible debenture financing. The investment fund partnership has the right at any time to convert any issued debenture into the common stock of the Company at $.56309 per share. The debenture is currently redeemable, at varying premium rates above par, of which none have been redeemed as of September 30, 1995.

The Company also has a total of $1,628,445 of short-term demand note financing outstanding at September 30, 1995 from the investment fund partnership. The $1,428,445 of the notes are tied to the Company's accounts receivable and repayment is current as of July 1, 1995. The remaining $200,000 must be repaid by no later than March 31, 1996.

The Company is in default of its loan covenants on the convertible debentures regarding current ratio and positive cash flow from operations. It is also in default of its monthly interest installments since May 1, 1994 on the debentures and the demand notes. The covenants and rights to remedies for nonpayment have been waived through July 1, 1996. If at that date, a default is declared, the Company would not be able to continue to operate unless adequate equity capital was received.

Management implemented budgetary reduction measures in June, 1995 with the intent of reducing selling, general and administrative (SG&A) expenses. For the three months ended September 30, 1995, these reductions resulted in a decrease of SG&A expenses by 6% from the same period of the prior year. Management anticipates similar savings throughout the remainder of the fiscal year.

The Company has made significant strides toward improving its results of operations through the elimination of unprofitable programs and through the SG&A expense reductions. The Company did improve loss from operations by nearly $95,206 for the quarter ending September 30, 1995. However, interest expense on the convertible debentures and short-term demand notes continues to increase and more than offsets the operational gains. In response to this, Management has been seeking ways to obtain new equity financing to allow for the repayment of the short-term demand notes and for the redemption or conversion of the convertible debentures.

The Company incurred approximately $121,000 in interest expense during the three months ended September 30, 1995. This interest results primarily from the $2 million in convertible debentures and $1,628,445 in notes payable which are held by an investment fund partnership. It is Management's intent to eliminate a significant portion of this debt and related interest in 1996. This would be possible through conversion of the debentures into common stock or by repayment of the debt at the debenture holder's option. In order to repay the debt, the Company would first have to raise the funds through an equity offering, either publicly or privately.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995 vs. 1994

The Company experienced a loss of $150,000 during the quarter ended September 30, 1995 compared to a loss of $226,000 for same period in the prior year constituting a 34% improvement. The loss from operations improved by 75% over the prior year from $126,000 to $31,000. The Company is making significant progress in improving its results from operations, however, its costs of financing continue to increase substantially.

Membership fees increased by 33% from the prior year. Membership fee revenue was generated primarily through servicing of private label shopping programs for third party organizations, therefore, has been dependent upon the efforts of other organizations. The Company is searching for strategic alliances with greater marketing capabilities which would help reduce the necessary outlay of capital.

Merchandise sales increased by 7% from $681,281 the prior year to $727,429 the current year. Gross profit remains approximately the same at 11.7%. This percentage is a combination of membership programs merchandise gross profit sold at approximately breakeven and premium incentive merchandise gross profit, which was approximately 17% for the quarter ended September 30, 1995.

Commissions expense increased from $43,700 in the prior year to nearly $85,000. The increase resulted from greater sales derived from independent sales agents. Commission rates to independent agents range from 5% to 25% of sales.

Merchandise sales to premium incentive customers increased 48% over the prior year to $409,396. The Company's sales efforts have been focused toward the premium incentive sales, and Management anticipates continued improvement in this area.

Selling, general and administrative expenses decreased by 6% as a result of budget reductions implemented in the fourth quarter of the prior year.

Interest expense increased by 18% over the prior period to $120,838. The increase resulted from the addition of approximately $1,436,000 in short-term loans, which were received in various amounts beginning in October 1993.

PART II.

                                AMERISHOP CORP.
                               OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS
None.

ITEM 2 CHANGES IN SECURITIES
None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
The Company is in default of certain covenants and interest payments on its $2 million of convertible debentures. The covenants dictate that the Company maintain a current ratio of 1 to 1 and maintain positive cash flow from operations over a three month moving average. The Company has not met these requirements.

Since May 1, 1994, the Company is also in default regarding the payment of interest and fees relating to the debentures and to the $1,428,445 of short-term demand notes due to the same debenture holder.

The covenants and rights to remedies for nonpayment have been waived through July 1, 1996.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 OTHER INFORMATION
None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERISHOP CORP.

                                 -------------------------------------
                                 Joseph B. Preston, Chairman/CEO

                                 -------------------------------------
                                 Steven R. Salasky - Controller

                                EXHIBIT INDEX

Exhibit
  No.                   Description                          Page
-------                 -----------------------              ----
  27                    Financial Data Schedule
