Form 10-Q
period 1995-12-31
AMERISHOP CORP
filed 1996-02-12
CIK 799898

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended December 31, 1995          Commission File Number 33-8333-D

                               AMERISHOP CORP.
             (Exact Name of registrant as specified in its charter)

                DELAWARE                                   38-2684858
    State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification No.)

         Centennial Office Park
               Suite 308
      3033 Orchard Vista Drive SE
            Grand Rapids, MI                               49546-7080
(Address of principal executive offices)                   (Zip Code)

                                 (616) 949-0775
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes        x                                No
              --------------                             ---------------

 As of December 31, 1995, 2,894,765 shares of common stock were outstanding.

                                AMERISHOP CORP.

                                   FORM 10-Q

                                     INDEX

Descriptions                                                         Page Number
------------                                                         -----------
Cover Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

Part I.  Financial Information
       1.  Financial Statements (Unaudited)

       Balance Sheets
           December 31, 1995 and June 30, 1995  . . . . . . . . . . . . .     3

       Statements of Operations
           Three Months Ended December 31, 1995 and 1994  . . . . . . . .     4

       Statements of Operations
           Six Months Ended December 31, 1995 and 1994. . . . . . . . . .     5

       Statement of Cash Flows
           Six Months Ended December 31, 1995 and 1994. . . . . . . . . .     6

       Notes to Financial Statements. . . . . . . . . . . . . . . . . . .     7

       2.  Management's Discussion and Analysis of Results
           of Operations and Financial Conditions . . . . . . . . . . . .   8 - 9

Part II.

       1.  Other Information. . . . . . . . . . . . . . . . . . . . . . .    10
       2.  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .    10

1.  FINANCIAL INFORMATION

                                AMERISHOP CORP.
                           BALANCE SHEETS (UNAUDITED)

                                                                     December 31,             June 30,
                                                                          1995                  1995
                                                                     ---------------       -------------
ASSETS
------
CURRENT ASSETS:
    Cash                                                                $  164,164            $   47,210
    Prepaid expenses                                                       212,418                 7,068
    Accounts receivable (Note 3)                                           515,394               427,700
    Prepayments to vendors                                                 137,473                65,204
    Inventory                                                               90,423                76,392
                                                                     -------------         -------------
       Total current assets                                              1,119,872               623,574

EQUIPMENT, net                                                              16,770                25,873
                                                                     -------------        --------------

    Total assets                                                     $   1,136,642           $   649,447
                                                                     =============           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                    $  431,389           $   493,188
    Customer deposits                                                      779,226               379,780
    Deferred membership revenue                                            522,537               521,710
    Deferred non-compete revenue                                            12,481                37,483
    Notes payable (Note 3)                                               1,628,445             1,428,445
    Accrued interest                                                       578,156               328,882
    Current maturities of long-term debt                                   322,810               293,131
    Other current liabilities                                               27,820                79,728
                                                                     -------------         -------------
       Total current liabilities                                         4,302,864             3,562,347

LONG-TERM DEBT                                                           1,689,740             1,922,425

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value per share,
       1,000,000 shares authorized and no shares issued.
    Common stock, $.00001 par value per share, 20,000,000
       shares authorized, 2,894,765 and 2,516,327 shares
       respectively outstanding at December 31, 1995 and
       June 30, 1995                                                            29                    25
    Additional paid-in capital                                             697,820               484,729
    Accumulated deficit                                                 (5,553,811)           (5,320,079)
                                                                       -----------           -----------
       Total shareholders' equity/(deficit)                             (4,855,962)           (4,835,325)
                                                                       -----------           -----------

    Total liabilities and shareholders' equity                       $   1,136,642           $   649,447
                                                                     =============           ===========

The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                               Three Months Ended
                                                                                  December 31,

                                                                           1995                   1994
                                                                           ----                   ----
REVENUES:
    Membership fees                                                    $   288,587           $   249,529
    Merchandise sales                                                    1,147,071             1,028,061
    Travel revenue                                                               0               158,898
    Promotional revenue                                                     66,473                98,375
                                                                       -----------           -----------
       Total revenues                                                    1,502,131             1,534,863
                                                                       -----------           -----------

EXPENSES:
    Sales commissions                                                      121,712                65,022
    Cost of merchandise sales                                              865,366               804,804
    Cost of travel revenue                                                       0               143,603
    Selling, general and administrative                                    389,361               449,095
    Promotional expenses                                                    62,789                44,548
                                                                       -----------           -----------
       Total expenses                                                    1,439,228             1,507,072
                                                                       -----------           -----------
    Income from operations                                                  62,903                27,791

OTHER INCOME (EXPENSE):
    Interest income                                                            891                 1,863
    Other income                                                               470                 2,149
    Loss on lease renegotiation                                            (17,624)                    0
    Interest expense                                                      (130,191)             (110,696)
                                                                       -----------           ------------
       Total other income (expense)                                       (146,454)             (106,684)
                                                                       ------------          ------------
Net loss                                                               $   (83,551)         $    (78,893)
                                                                       ============           ===========

Net Loss Per Share (Note 4)                                            $      (.03)         $       (.03)
                                                                       ============          ============

Weighted Average Shares Outstanding                                      2,894,765             2,516,327
                                                                       ===========            ==========

The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                Six Months Ended
                                                                                  December 31,

                                                                           1995                   1994
                                                                           ----                   ----
REVENUES:
    Membership fees                                                    $   577,323           $   467,024
    Merchandise sales                                                    1,874,500             1,709,342
    Promotional revenue                                                     79,587               133,361
    Travel revenue                                                               0               158,898
                                                                       -----------               -------
    Total revenues                                                       2,531,410             2,468,625
                                                                       -----------            ----------
EXPENSES:
    Sales commissions                                                      206,781               108,728
    Cost of merchandise sales                                            1,422,000             1,362,688
    Cost of travel revenue                                                       0               143,603
    Selling, general and administrative                                    805,439               890,456
    Promotional expenses                                                    65,345                61,623
                                                                       -----------           -----------
       Total expenses                                                    2,499,565             2,567,098
                                                                       -----------           -----------
    Income/(Loss) from operations                                           31,845              (98,473)

OTHER INCOME (EXPENSE):
    Interest income                                                          1,831                 3,478
    Other income                                                             1,245                 2,913
    Loss on lease renegotiation                                            (17,624)                    0
    Interest expense                                                      (251,029)             (213,264)
                                                                       -----------           -----------
       Total other income (expense)                                       (265,577)             (206,873)
                                                                       -----------           -----------
Net loss                                                               $  (233,732)          $  (305,346)
                                                                       ===========           ===========

Net Loss Per Share (Note 4)                                            $      (.08)          $      (.12)
                                                                       ===========           ===========

Weighted Average Shares Outstanding                                      2,894,765             2,516,327
                                                                       ===========           ===========

The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the six months ended December 31, 1995 and 1994

                                                                           1995                   1994
                                                                           ----                   ----
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                                                               $  (233,732)          $  (305,346)
Adjustments to reconcile net loss
       to net cash from operating activities:
    Loss on lease renegotiation                                             17,624
    Depreciation and amortization                                            9,103                32,500
    Changes in assets and liabilities:
       Prepaid expenses                                                   (205,350)               (6,259)
       Accounts receivable                                                 (87,694)              (38,751)
       Prepayments to vendors                                              (72,269)              (12,616)
       Inventory                                                           (14,031)               (7,078)
       Accounts payable                                                    (61,799)             (156,681)
       Customer deposits                                                   399,446               266,590
       Deferred membership revenue                                             827              (149,655)
       Deferred non-compete revenue                                        (25,002)              (25,002)
       Accrued interest                                                    249,274               209,064
       Other current liabilities                                           (51,908)              (67,172)
                                                                       -----------           -----------
Net cash used in operating activities                                      (75,511)             (260,406)
                                                                       -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal payments received on long-term note                                0                     0
    Capital expenditures                                                         0                (5,836)
                                                                       -----------           -----------
Net cash used in investing activities                                            0                (5,836)
                                                                       -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under long-term
       debt and capital lease obligations                                   (7,535)              (46,704)
    Proceeds from issuance of notes payable                                200,000               300,000
    Proceeds from issuance of long-term debt                                     0                     0
    Proceeds from issuance of stock                                              0                     0
                                                                       -----------           -----------
Net cash provided by financing activities                                  192,465               253,296
                                                                       -----------           -----------

NET CHANGE IN CASH                                                         116,954               (12,946)

CASH AT BEGINNING OF PERIOD                                                 47,210               206,958
                                                                       -----------           -----------

CASH AT END OF PERIOD                                                  $   164,164           $   194,012
                                                                       ===========           ===========

SUPPLEMENTAL SCHEDULE OF NON CASH
INVESTING AND FINANCING ACTIVITIES

The Company was released of $195,471 in accrued rent obligations when it entered into a new lease, for which it issued $213,095 in stock.


The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               December 31, 1995


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in the annual financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments (of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

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

NOTE 3 - NOTES PAYABLE

Demand notes payable totaling $1,428,445 at December 31, 1995 and June 30, 1995, were due no later than July 1, 1995. The notes are collateralized by the Company's accounts receivable. Demand notes payable totaling $200,000 at December 31, 1995 are due March 31, 1996. Interest is payable at 12.5% per annum.

The Company has $2,000,000 of convertible debentures payable to an investment fund partnership payable in quarterly installments of interest only at 12.5% per annum. Commencing on August 1, 1995, monthly principal installments of $10 per $1,000 borrowed are required. As of December 31, 1995, $314,114 is considered short-term.

The Company is in default of its financial loan covenants on the debentures.
It is also in default of its monthly interest and principle installments on the debentures and the notes payable. The default concerning covenant violations and scheduled debt payments related to debentures has been waived through July 1, 1996.

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

                                AMERISHOP CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company has a working capital deficit of approximately $3,183,000 at December 31, 1995. Included in this deficit is approximately $535,000 of deferred membership revenue and non-compete revenue. The deferred revenue and non-compete revenue will be liquidated through amortization into income over the next two years. Management is in the process of seeking additional equity financing to offset the remaining $2,648,000 deficit and to provide sufficient working capital to increase the Company's sales effort.

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

The Company entered into an arrangement with an investment fund partnership that has provided $2.0 million in long-term convertible debenture financing. The investment fund partnership has the right at any time to convert any issued debenture into the common stock of the Company at $.56309 per share. The debenture is currently redeemable, at varying premium rates above par, of which none have been redeemed as of December 31, 1995.

The Company also has a total of $1,628,445 of short-term demand note financing outstanding at December 31, 1995 from the investment fund partnership. The $1,428,445 of the notes are tied to the Company's accounts receivable and repayment is current as of July 1, 1995. The remaining $200,000 must be repaid by no later than March 31, 1996.

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

Management implemented budgetary reduction measures in June, 1995 with the intent of reducing selling, general and administrative (SG&A) expenses. For the six months ended December 31, 1995, these reductions resulted in a decrease of SG&A expenses by 10% from the same period of the prior year. Management anticipates similar savings throughout the remainder of the fiscal year.

The Company has made significant strides toward improving its results of operations through the elimination of unprofitable programs and through the SG&A expense reductions. The Company did improve income (loss) from operations by nearly $130,318 for the six months ending December 31, 1995 compared to the same period of the prior year. However, interest expense on the convertible debentures and short-term demand notes continues to increase and more than offsets the operational gains. In response to this, Management has been seeking ways to obtain new equity financing to allow for the repayment of the short-term demand notes and for the redemption or conversion of the convertible debentures.

The Company incurred approximately $251,029 in interest expense during the six months ended December 31, 1995. This interest results primarily from the $2 million in convertible debentures and $1,628,445 in notes payable which are held by an investment fund partnership. It is Management's intent to eliminate a significant portion of this debt and related interest in 1996. This would be possible through conversion of the debentures into common stock or by repayment of the debt at the debenture holder's option. In order to repay the debt, the Company would first have to raise the funds through an equity offering, either publicly or privately.

MANAGEMENT'S DISCUSSIOON AND ANALYSIS (CONTINUED)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 VS. 1994
The Company experienced a loss of $233,732 during the six months ended December 31, 1995 compared to a loss of $305,346 for the same period in the prior year constituting a 24% improvement. The loss from operations improved by 132% over the prior year from $98,473 to income of $31,845. The Company is making significant progress in improving its results from operations, however, its costs of financing continue to increase substantially.

Membership fees increased by nearly 24% from the prior year. Membership fee revenue is generated primarily through servicing of private label shopping programs for third party organizations therefore, has been dependent upon the efforts of other organizations. The Company continues to contract for private label shopping programs and search for strategic alliances with greater marketing capabilities, which would help reduce the necessary outlay of capital.

Merchandise sales increased by 10% from 1,709,000 the prior year to 1,875,000 the current year. Gross profit remains approximately the same at 13%. This percentage is a combination of membership programs merchandise gross profit sold at approximately breakeven and premium incentive merchandise gross profit, which was approximately 15% for the six months ended December 31, 1995.

Commissions expense increased from $108,728 in the prior year to $206,781. The increase resulted from greater sales derived from independent sales agents. Commission rates to independent agents range from 5% to 25% of sales.

Merchandise sales to premium incentive customers increased 40% over the prior
year to $1,178,000.   The Company's sales efforts have been focused toward the
premium incentive sales, and Management anticipates continued improvement in this area.

Selling, general and administrative expenses decreased by 10% as a result of budget reductions implemented in the fourth quarter of the prior year.

Interest expense increased by 18% over the prior period to $251,029. The increase resulted from the addition of approximately $1,436,000 in short-term loans, which were received in various amounts beginning in October, 1993.

RESULTS OF OPERATION FOR THE QUARTER ENDED DECEMBER 31, 1995 VS. 1994

On an operational basis the Company experienced an improvement of approximately $35,000 over the same period of the prior year. The improved results were due to $39,000 increase in membership fee revenue, and $60,000 decrease in selling general and administrative expenses. These gains were offset by a $54,000 decrease in net promotional income and a $15,000 decrease in travel net income. The travel program will occur in January of the next quarter.

Overall, the Company experienced an increased loss of $4,500 to $83,500 from $79,000 for the same period of the prior year. Interest expense increased 18% over the prior period to $130,191 and the lease was restructured resulting in a net expense of $17,600.

The prior lease had six years remaining and a graduated rent expense, which when straight lined, resulted in an accrued rent expense of $195,471 at October 1, 1995. Over the next 3 years the rent expense varied from $27.54/sq. ft. to $19.13/sq. ft. on 9200 sq. ft. of rental space. The new lease retains the six year lease term, but over the next 3 years the rent expense is stabilized at $16.25/sq. ft. on a reduced rental space of 7588 sq. ft. The remaining 3 years of the lease are at the original lease terms. On a cash basis this saves the Company $384,000 over the next six years. For this restructuring, the Company issued 378,438 shares of common stock at a conversion price of .56309 which amounts to $213,095.

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

The covenants and rights to remedies for non-payment of interest and fees have been waived through July 1, 1996.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 OTHER INFORMATION
None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERISHOP CORP.

                                            /s/ JOSEPH B. PRESTON
                                            ------------------------------------
                                            Joseph B. Preston, Chairman/CEO

                                            /s/ STEVEN R. SALASKY
                                            ------------------------------------
                                            Steven R. Salasky, Controller

                                 EXHIBIT INDEX

  Exhibit
    No.                         Description                              Page
----------                      -----------                              ----
    27                    Financial Data Schedule