Form 10-Q
period 1996-03-31
AMERISHOP CORP
filed 1996-05-14
CIK 799898

                                   FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



Quarter ended March 31, 1996                Commission File Number 33-8333-D

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

                     Yes  x                        No
                         ---                          ---

     As of May 13, 1996, 2,894,765 shares of common stock were outstanding.

                                AMERISHOP CORP.

                                   FORM 10-Q

                                     INDEX




Descriptions                                                                         Page Number
- ------------                                                                         -----------

Cover Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Part I.  Financial Information
         1. Financial Statements (Unaudited)

         Balance Sheets
            March 31, 1996 and June 30, 1995  . . . . . . . . . . . . . . . . . . . . . .   3

         Statements of Operations
            Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . .   4

         Statements of Operations
            Nine Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .   5

         Statement of Cash Flows
            Nine Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .   6

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .  7-8

         2. Management's Discussion and Analysis of Results
            of Operations and Financial Conditions  . . . . . . . . . . . . . . . . . . .  9-10

Part II.

         1. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
         2. Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

1.  FINANCIAL INFORMATION

                                AMERISHOP CORP.
                           BALANCE SHEETS (UNAUDITED)


                                                                                March 31,     June 30,
                                                                                   1996        1995
                                                                                ---------  -----------
ASSETS
- ------
CURRENT ASSETS:
   Cash                                                                       $    43,586  $    47,210
   Prepaid expenses                                                                46,008        7,068
   Accounts receivable (Note 3)                                                   621,289      427,700
   Prepayments to vendors                                                         160,323       65,204
   Inventory                                                                       86,949       76,392
                                                                              -----------  -----------
     Total current assets                                                         958,155      623,574

EQUIPMENT, net                                                                     23,105       25,873
                                                                              -----------  -----------

   Total assets                                                               $   981,260  $   649,447
                                                                              ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                           $   449,828  $   493,188
   Customer deposits                                                              671,992      379,780
   Deferred membership revenue                                                    447,340      521,710
   Deferred non-compete revenue                                                         0       37,483
   Notes payable (Note 3)                                                       1,628,445    1,428,445
   Accrued interest                                                               710,847      328,882
   Current maturities of long-term debt                                           371,938      293,131
   Other current liabilities                                                       32,043       79,728
                                                                              -----------  -----------
     Total current liabilities                                                  4,312,433    3,562,347

LONG-TERM DEBT                                                                  1,643,522    1,922,425

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value per share,
     1,000,000 shares authorized and no shares issued.
     Common stock, $.00001 par value per share, 20,000,000
     shares authorized, 2,894,765 and 2,516,327 shares respectively
     outstanding at March 31, 1996 and June 30, 1995                                   29           25
   Additional paid-in capital                                                     697,820      484,729
   Accumulated deficit                                                         (5,672,544)  (5,320,079)
                                                                              -----------  -----------
     Total shareholders' equity/(deficit)                                      (4,974,695)  (4,835,325)
                                                                              -----------  -----------

   Total liabilities and shareholders' equity                                 $   981,260  $   649,447
                                                                              ===========  ===========


The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended
                                                       March 31,
                                                    1996        1995
                                                 ----------  ----------

         REVENUES:
            Membership fees                      $  289,703  $  235,978
            Merchandise sales                     1,156,276   1,071,688
            Travel revenue                          194,801           0
            Promotional revenue                      87,870      97,636
                                                 ----------  ----------
               Total revenues                     1,728,650   1,405,302
                                                 ----------  ----------

         EXPENSES:
            Sales commissions                       116,368      96,035
            Cost of merchandise sales               862,717     798,794
            Cost of travel revenue                  176,279           0
            Selling, general and administrative     450,974     461,474
            Promotional expenses                     97,830     134,663
                                                 ----------  ----------
               Total expenses                     1,704,168   1,490,966
                                                 ----------  ----------
            Income (Loss) from operations            24,482     (85,664)

         OTHER INCOME (EXPENSE):
            Interest income                             993       1,595
            Other income                              1,686           0
            Loss on lease renegotiation                   0           0
            Interest expense                       (133,077)   (111,321)
            Other expense                                          (907)
                                                 ----------  ----------
               Total other income (expense)        (130,398)   (110,633)
                                                 ----------  ----------
         Loss before taxes                         (105,916)   (196,297)

         Provision for taxes                         12,817           0
                                                 ----------  ----------

         Net Loss                                $ (118,733) $ (196,297)
                                                 ==========  ==========

         Net Loss Per Share (Note 4)             $     (.04) $     (.08)
                                                 ==========  ==========

         Weighted Average Shares Outstanding      2,894,765   2,516,327
                                                 ==========  ==========


The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  Nine Months Ended
                                                      March 31,
                                                    1996        1995
                                                 ----------  ----------

         REVENUES:
            Membership fees                      $  867,025  $  703,002
            Merchandise sales                     3,030,777   2,781,030
            Promotional revenue                     194,801     158,898
            Travel revenue                          167,457     230,997
                                                 ----------  ----------
               Total revenues                     4,260,060   3,873,927
                                                 ----------  ----------
         EXPENSES:
            Sales commissions                       323,149     204,762
            Cost of merchandise sales             2,284,717   2,161,482
            Cost of travel revenue                  176,279     143,603
            Selling, general and administrative   1,256,414   1,351,931
            Promotional expenses                    163,175     196,286
                                                 ----------  ----------
               Total expenses                     4,203,734   4,058,064
                                                 ----------  ----------
            Income/(Loss) from operations            56,326    (184,137)

         OTHER INCOME (EXPENSE):
            Interest income                           2,824       2,007
            Other income                              2,932       5,074
            Loss on lease renegotiation             (17,624)
            Interest expense                       (384,106)   (324,585)
                                                 ----------  ----------
               Total other income (expense)        (395,974)   (317,504)
                                                 ----------  ----------
         Loss before taxes                         (339,648)   (501,641)

         Provision for taxes                         12,817           0
                                                 ----------  ----------

         Net Loss                                $ (352,465) $ (501,641)
                                                 ==========  ==========

         Net Loss Per Share (Note 4)             $     (.13) $     (.20)
                                                 ==========  ==========

         Weighted Average Shares Outstanding      2,768,619   2,516,327
                                                 ==========  ==========


The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the nine months ended March 31, 1996 and 1995



                                                       1996        1995
                                                    ----------  ----------

      CASH FLOWS FROM OPERATING
         ACTIVITIES:
      Net loss                                      $ (352,465) $ (501,641)
      Adjustments to reconcile net loss
           to net cash from operating activities:
         Loss on lease renegotiation                    17,624
         Depreciation and amortization                  13,315      44,414
         Changes in assets and liabilities:
           Prepaid expenses                            (38,940)     18,917
           Accounts receivable                        (193,589)   (152,134)
           Prepayments to vendors                      (95,119)    (40,379)
           Inventory                                   (10,557)    (46,017)
           Accounts payable                            (43,360)   (101,571)
           Customer deposits                           292,212     261,744
           Deferred membership revenue                 (74,370)   (147,846)
           Deferred non-compete revenue                (37,483)    (37,503)
           Accrued interest                            381,965     317,168
           Other current liabilities                   (47,685)    (42,090)
                                                    ----------  ----------
      Net cash used in operating activities           (188,452)   (426,938)
                                                    ----------  ----------

      CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                          (10,547)     (8,284)
                                                    ----------  ----------
      Net cash used in investing activities            (10,547)     (8,284)
                                                    ----------  ----------

      CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments under long-term
           debt and capital lease obligations           (4,625)    (60,058)
         Proceeds from issuance of notes payable       200,000     300,000
                                                    ----------  ----------
         Net cash provided by financing activities     195,375     239,942
                                                    ----------  ----------

      NET CHANGE IN CASH                                (3,624)   (195,280)

      CASH AT BEGINNING OF PERIOD                       47,210     206,958
                                                    ----------  ----------

      CASH AT END OF PERIOD                         $   43,586  $   11,678
                                                    ==========  ==========

SUPPLEMENTAL SCHEDULE OF NON CASH
INVESTING AND FINANCING ACTIVITIES

In October, 1995 the Company was released of $195,471 in accrued rent obligations when it entered into a new lease, for which it issued $213,095 in stock.


The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in the annual financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments (of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

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

NOTE 3 - NOTES PAYABLE

Demand notes payable totaling $1,428,445 at March 31, 1996 and June 30, 1995, were due no later than July 1, 1995. The notes are collateralized by the Company's accounts receivable. Demand notes payable totaling $200,000 at March 31, 1996 were due March 31, 1996. Interest is payable at 12.5% per annum.

The Company has $2,000,000 of convertible debentures payable to an investment fund partnership payable in quarterly installments of interest only at 12.5% per annum. Commencing on August 1, 1995, monthly principal installments of $10 per $1,000 borrowed are required. As of March 31, 1996, $364,186 is considered short-term.

The Company is in default of its financial loan covenants on the debentures.
It is also in default of its monthly interest and principle installments on the debentures and the notes payable. The default concerning covenant violations and scheduled debt payments related to debentures has been waived through July 1, 1996.

NOTE 4 - LOSS PER SHARE

Loss per share is based on the weighted average number of common shares outstanding during the periods presented. Common stock equivalents in the form of convertible debentures and stock options were not included in the calculation of weighted average shares outstanding since inclusion would be anti-dilutive.

                                AMERISHOP CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company has a working capital deficit of $3,354,280 at March 31, 1996. Included in this deficit is $447,340 of deferred membership revenue. The deferred revenue will be liquidated through amortization into income over the next two years. Management is in the process of seeking additional equity financing to offset the remaining $2,906,940 deficit and to provide sufficient working capital to increase the Company's sales effort.

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

The Company entered into an arrangement with an investment fund partnership that has provided $2.0 million in long-term convertible debenture financing. The investment fund partnership has the right at any time to convert any issued debenture into the common stock of the Company at $.56309 per share. The debenture is currently redeemable, at varying premium rates above par, of which none have been redeemed as of March 31, 1996.

The Company also has a total of $1,628,445 of short-term demand note financing outstanding at March 31, 1996 from the investment fund partnership. The $1,428,445 of the notes are tied to the Company's accounts receivable and repayment was current as of July 1, 1995. The remaining $200,000 must be repaid by no later than March 31, 1996.

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

Management implemented budgetary reduction measures in June, 1995 with the intent of reducing selling, general and administrative (SG&A) expenses. For the nine months ended March 31, 1996, these reductions resulted in a decrease of SG&A expenses by 7% from the same period of the prior year. Management anticipates similar savings throughout the remainder of the fiscal year.

The Company has made significant strides toward improving results of operations through the elimination of unprofitable programs and through the SG&A expense reductions. The Company did improve income (loss) from operations by nearly $240,462 for the nine months ending March 31, 1996 compared to the same period of the prior year. However, interest expense on the convertible debentures and short-term demand notes continues to increase and offsets the operational gains. In response to this, Management has been seeking ways to obtain new equity financing to allow for the repayment of the short-term demand notes and for the redemption or conversion of the convertible debentures.

The Company incurred $384,106 in interest expense during the nine months ended March 31, 1996. This interest results primarily from the $2 million in convertible debentures and $1,628,445 in notes payable which are held by an investment fund partnership. It is Management's intent to eliminate a significant portion of this debt and related interest in 1996. This would be possible through conversion of the debentures into common stock or by repayment of the debt at the debenture holder's option. In order to repay the debt, the Company would first have to raise the funds through an equity offering, either publicly or privately.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1996 VS. 1995
The Company experienced a loss of $352,465 during the nine months ended March 31, 1996 compared to a loss of $501,641 for the same period in the prior year constituting a 30% improvement. The results of Operations improved by 131% over the prior year from a loss of $184,137 to income of $56,326. The
Company is making significant progress in improving its results from operations, however, its costs of financing continue to increase substantially.

Membership fees increased by nearly 23% from the prior year. Membership fee revenue is generated primarily through servicing of private label shopping programs for third party organizations. Therefore, this revenue has been dependent upon the efforts of other organizations. The Company continues to contract for private label shopping programs and search for strategic alliances with greater marketing capabilities, which would help reduce the necessary outlay of capital.

Merchandise sales increased by 9% from $2,781,030 the prior year to $3,030,777 in the current year. Gross profit remains approximately the same at 14%. This percentage is a combination of membership programs merchandise gross profit sold at approximately breakeven and premium incentive merchandise gross profit, which was approximately 18% for the nine months ended March 31, 1996.

Commissions expense increased from $204,762 in the prior year to $323,149. The increase resulted from greater sales derived from independent sales agents. Commission rates to independent agents range from 5% to 25% of sales.

Merchandise sales to premium incentive customers increased 30% over the prior
year to $1,930,871.   The Company's sales efforts have been focused toward the
premium incentive sales, and Management anticipates continued improvement in this area.

Selling, general and administrative expenses decreased by 7% as a result of budget reductions implemented in the fourth quarter of the prior year.

Interest expense increased by 18% over the prior period to $384,106. The increase resulted from the addition of approximately $1,436,000 in short-term loans, which were received in various amounts beginning in October, 1993.

RESULTS OF OPERATION FOR THE QUARTER ENDED MARCH 31, 1996 VS. 1995

On an operational basis the Company experienced an improvement of approximately $110,000 over the same period of the prior year. The improved results were due to $54,000 increase in membership fee revenue, a $27,000 increase in net promotional gross profit, a $18,500 increase in travel revenue from a program that occurred in prior quarter the previous year and $10,500 decrease in selling general and administrative expenses.

Overall, the Company experienced a loss of $118,733 for the quarter ended March 31, 1996 compared to a loss of $196,296 for the same period of the prior year. Interest expense increased 20% over the prior period to $133,077.

During the Quarter AmeriShop came online with a World-Wide-Web site that it had been developing. This site http://www.amerishop.com is promoting AmeriShop's shopping club membership. It includes information about AmeriShop's program and includes teaser products that show the savings available through AmeriShop. The prospective member can register online, but then is directed to the toll free phone number to actively use the membership. It is AmeriShop's intent to become totally online by the fall of 1996.

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

Since May 1, 1994, the Company is also in default regarding the payment of interest and fees relating to the debentures and to the $1,628,445 of short-term demand notes due to the same debenture holder.

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

                                                 AMERISHOP CORP.

                                                 /s/ Joseph B. Preston
                                                 -------------------------------
                                                 Joseph B. Preston, Chairman/CEO

                                                 /s/ Steven R. Salasky
                                                 -------------------------------
                                                 Steven R. Salasky, Controller

                                EXHIBIT INDEX



Exhibit
  No.                            Description                             Page
- -------                          -----------                             ----
  27                             Financial Data Schedule
