Form 10-K405
period 1996-06-30
AMERISHOP CORP
filed 1996-09-30
CIK 799898

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
(Mark One)


            [x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended June 30, 1996.

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from               to
                               -------------    ----------------

                       Commission file number   33-8333-D
                                                ---------
                    AMERISHOP CORP. (f/k/a AmeriMark Corp.)
- ---------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)


            Delaware                                  38-2684858
- ----------------------------------       ----------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

3033 Orchard Vista Dr., S.E., Ste.308
Grand Rapids, Michigan                               49546-7080
- ----------------------------------       ----------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code - (616) 949-0775
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
Title of each class                                which registered
- -------------------                             ------------------------

    None                                                 None


Securities registered pursuant to Section 12(g) of the Act:

                                 None
- ---------------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of voting stock of the Registrant held by nonaffiliates as of September 5, 1996 was $480,216 based upon the average of the bid and ask price as of that date.

The number of shares outstanding of each of the Registrant's classes of common stock as of September 5, 1996 was 2,894,765 shares of $.00001 par value common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE


                                              Part of Form 10-K
                                           Into Which Portions of
        Document                         Documents are Incorporated
        --------                         --------------------------
Registrant's Form 8-K                    Part II Item 9
 Date of Report 5/30/96
 and Form 8-KAmending Same
 filed June 11, 1996

Registrant's Form S-18                   Part IV Item 14
 Reg. No. 33-8333-D

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

Registrant's Form 10-K                   Part IV Item 14
 Annual Report for year
 ended June 30, 1988

Registrant's Form 10-K                   Part IV Item 14
 Annual Report for year
 ended June 30, 1991

Registrant's Form 10-K                   Part IV Item 14
 Annual Report for year
 ended June 30, 1992

Registrant's Form 10-K                   Part IV Item 14
 Annual Report for year
 ended June 30, 1993
 and Amendment 10-K/A
 No. 1 filed April 26, 1994

                                AMERISHOP CORP.

                                   FORM 10-K

                            Year Ended June 30, 1996


                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I.

   Item 1.    Business                                                     1

   Item 2.    Properties                                                   6

   Item 3.    Legal Proceedings                                            6

   Item 4.    Submission of Matters to a Vote of
               Security Holders                                            6


PART II

   Item 5.    Market for Registrant's Common Stock
               and Related Shareholder Matters                             6

   Item 6.    Selected Financial Data                                      7

   Item 7.    Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                               8

   Item 8.    Financial Statements and Supplementary
               Data                                                       13

   Item 9.    Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                        13

PART III.


   Item 10.    Directors, Executive Officers,
                Promoters and Control Persons                             14

   Item 11.    Executive Compensation                                     15

   Item 12.    Security Ownership of Certain Beneficial
                Owners and Management                                     17

   Item 13.    Certain Relationships
                and Related Transactions                                  19


PART IV.

   Item 14.    Exhibits, Financial Statements,
                Schedules and Reports on
                Form 8-K - INDEX                                          20

SIGNATURES

   Chief Executive Officer, Chief Financial and
    and Accounting Officer                                                23

   Directors                                                              23

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

SCHEDULES

EXHIBITS

                                     PART I

ITEM 1.  BUSINESS

History and Organization

     The Company was organized under the laws of the State of Delaware on August 1, 1986 under the name Michigan Ventures, Inc. The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warranted, acquire an interest in business opportunities presented to it by persons or firms who or which desired to employ the Company's funds in their business or to seek the perceived advantages of a publicly-held corporation. On October 27, 1987, the Company acquired the businesses previously operated by Network Direct, Inc., a privately held Kansas corporation ("NDI") for 14,967,180 shares of the Company's Common Stock and America's Buyers, Inc., a privately held Michigan Corporation ("ABI") for 11,225,385 shares of the Company's Common Stock. The acquisitions were effected by the Company creating two new subsidiaries into which the acquired companies were merged. In November, 1987 , the Company changed its name to AmeriMark Corp.
     AmeriShop, Inc. was formed on February 8, 1988 as a subsidiary of the Company to pursue marketing of a mass market, low price, high volume telephone buying service membership. Effective January 1, 1990, AmeriShop, Inc. was merged into ABI and ABI simultaneously changed its name to AmeriShop Inc. ("AmeriShop").
     On April 1, 1991, the Company sold Network Direct, Inc. in exchange for 8,967,180 shares of the Company stock. Then on July 6, 1992, the Company effected a 1 for 10 reverse split of its outstanding capital stock resulting in total issued and outstanding Common Stock on that date of 2,393,827 shares.
     In July, 1992 AmeriMark Corp. merged with its subsidiary AmeriShop, Inc. and changed its name to AmeriShop Corp.

Description of Business

Company Overview

     AmeriShop Corp. is a marketer of computerized merchandising systems providing a database of approximately 250,000 current brand name consumer products representing over 600 manufacturers. The database is a proprietary software system designed, maintained and operated exclusively by the Company providing the user/consumer the ability to price compare and purchase merchandise from the manufacturers or distributors which carry their products on the database. Access to the database is done via a toll-free telephone call to an AmeriShop personal shopping assistant.
     The uniqueness of the Company's computerized merchandising system gives the Company the ability to market its services to the premium incentive industry, to individual or group users, and through direct response catalogs such as airline in-flight catalogs, and credit card merchandise flyers. The principal client base for the Company's merchandising capabilities are virtually any corporation or organization interested in motivating or "incentifying" their employees, sales force, or customers to perform better or purchase more. The Company has entered into, and continues to add on a monthly basis, purchase agreements to provide its various merchandising services throughout the continental United States and Latin America.
     The premium incentive industry sells merchandise and travel services to client companies who in turn use them as awards for outstanding achievement or participation in or use of some other service or product. A typical incentive program has at its base a set of rules which outlines a specific goal, i.e., to increase sales. By properly structuring these rules, a company can motivate its work force to go above and beyond what they might normally do. In the case of salespeople, they will tend to sell more of a specific product, if by selling that product, they are offered an award. For incentive programs with many participants, the awards tend to be shown in a 4-color catalog consisting of approximately 1,200 items.

     AmeriShop is unique in that not only does it have a 4-color catalog with 1,200 items, but it also offers companies participating in an incentive program the option to choose items from our database of 250,000 items. With the wide diversity of participants, especially in larger programs, Management believes offering them such a large choice gives AmeriShop a competitive edge in attracting new clients.
     AmeriShop provides a variety of functions in a typical Incentive Program. After the AmeriShop salesperson has "sold" the program, a "kit" of material is produced by AmeriShop. This kit consists of a 4-color catalog that contains a wide variety of items at various prices, an order form and program rules. The program rules outline what goals need to be met in order for the program participant to receive award points. As the participant receives award points throughout the program, progress statements are sent out indicating the cumulative total of the participants' awards points. Along with this "statement," a company will typically take the opportunity to promote a new product in order to help "stimulate" sales. The accumulated award points are turned in at the end of the program for merchandise chosen out of the catalog or, at the participant's option, AmeriShop's database. This is done by the participant filling out the Award Order form provided in the program kit. The form is then sent to AmeriShop for processing. AmeriShop will verify that the participant truly has the stated amount of points needed for the merchandise selected. Internally at AmeriShop, the ordering processing center notifies the appropriate manufacturer of the selected merchandise, making the necessary order. The manufacturer will tell AmeriShop the approximate time to deliver and that information is passed along to the participant by AmeriShop in the form of an Order Verification letter. Once the merchandise has been shipped, AmeriShop invoices the client based on an agreed upon dollar value per award point redeemed. The manufacturer invoices AmeriShop at a previously agreed price which is lower than that charged to the client.
     The Company has approximately 80 corporate premium incentive clients as of September 5, 1996.
     The Company also utilizes its product database to market and fulfill consumer shopping club memberships. By subscribing to AmeriShop's services and paying the current fee, a person can call a toll-free number to obtain pricing information and/or purchase merchandise from the Company at prices not generally available to the public. Such sales are generally at a price slightly above that paid by the Company.
     The Company's shopping service business has been primarily a fulfillment of third party private label programs. AmeriShop receives varying service fees from the marketing companies depending upon how the shopping service is sold to the consumer. The shopping service is often combined with other services by the marketing company. As of September 5, 1996, the Company services about 9 private label programs in addition to its own programs with a total membership base of approximately 71,000 members.
     The products on the data base are maintained with a product description, customer price including delivery and suggested retail price with corresponding award point equivalents for the premium incentive program. Additionally, the data base maintains a customer file which contains customer/member ID number, purchase history and credit card number, if available.
     The Company is continually adding new products to its data base. The manufacturers/vendors must agree to individually drop ship products. In some cases, the Company has a written contract for merchandise fulfillment from the manufacturer. However, in many circumstances, the relationship is an oral agreement based upon the manufacturer's agreed upon price and ability to drop ship.
     Once a merchandise order has been placed with the vendor, the Company's Order Processing Department sends the customer an order acknowledgment form notifying them that their order has been placed. All products are shipped directly to the member and come with full manufacturers' warranties. However, if there is a problem with goods arriving damaged, the Company's Customer Service Department will act in the consumer's behalf, contacting the manufacturer or shipper to determine responsibility for the damaged goods and rectifying the situation to the customer's satisfaction.
     The Company utilizes an IBM System 36 computer that can handle approximately five (5) times the number of transactions it is presently handling with additional memory and storage upgrades. Processing systems are continually upgraded internally to improve efficiency. The telephone system can handle over 200 operators and associated toll-free telephone lines with 55 lines currently in operation. The Company is currently undergoing a systems analysis and is anticipating upgrading to a P.C. based client/server in the next fiscal year.

NDI

     As noted above, NDI was sold effective April 1, 1991.
     NDI markets telephone buying service memberships through a direct sales force selling individual memberships primarily on a one-on-one basis. NDI does not have the ability to service its own buying service memberships. Since July, 1987, NDI has had an exclusive contract with

AmeriShop which was renewed on April 1, 1991 for a period of five years. The service contract gives NDI members access to the Company's database for price comparisons and product purchases. NDI is excluded from utilizing other shopping service companies, however, AmeriShop is not excluded from providing its services to other sales organizations. The service agreement was amended July 1, 1995 for three years. NDI paid the Company $175,000 to terminate the agreement early. The new agreement calls for a 15% reduction in service fees paid to the Company for the first 4,000 new members added each year and a 50% reduction in fees for new members in excess of 4,000 per year.
     The majority of memberships are sold on an installment basis, through financing sources utilized by NDI, with an additional annual renewal fee. NDI normally collects a small down payment with the balance of this initial fee paid monthly.

Seasonality and Backlog

     The Company typically realizes approximately 85% of its total membership sales during the nine months September to May. This corresponds to the seasonality of the NDI business which represented 86% of the current year's cash membership sales.
     The Company also reflects revenue on certain membership agreements over the 12-month life of the membership. At June 30, 1996, the balance of deferred revenue which will be recognized into income during the year ending June 1997 was approximately $461,000 [see note 1 to financial statements included at Item 14].
     As of June 30, 1996, unfilled merchandise orders in the Company's backlog totaled $424,659.

Employees

     As of September 5, 1996, the Company had 25 full-time employees, of which 4 were engaged in management and administrative functions, 3 in sales, 13 in clerical functions and 5 phone operators. In addition, the Company has 2 part-time clerical workers and 4 part-time phone operators. At any given time, 3 to 6 phone operators are on duty.

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

ITEM 2. PROPERTIES

     The Company leases approximately 7,600 square feet of office space in
Grand Rapids, Michigan for a term expiring August 31, 2001.   In addition, the
Company owns computer, telephone, and office equipment with a net combined book value of $29,520 as of June 30, 1996. The Company considers its leased and owned facilities and equipment to be modern and adequate for the conduct of its business.

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

                                                        High       Low
                                                        ----       ----
            Fiscal 1995
                  First Quarter. . . . . . . . . . . .  1.25       .13
                  Second Quarter . . . . . . . . . . .   .75       .25
                  Third Quarter. . . . . . . . . . . .   .50       .13
                  Fourth Quarter . . . . . . . . . . .   .25       .06

            Fiscal 1996
                  First Quarter. . . . . . . . . . . .   .125      .125
                  Second Quarter . . . . . . . . . . .   .50       .125
                  Third Quarter. . . . . . . . . . . .   .25       .125
                  Fourth Quarter . . . . . . . . . . .   .375      .25


     As of June 30, 1996, the Company's Common Stock was held by approximately 179 holders of record.
     Subsequent to the initial public offering, additional shares were issued in private offerings and a reverse split of 10 to 1 was effected on July 6, 1992 resulting in 2,393,827 shares issued and outstanding on that date.


                                DIVIDEND POLICY

     The Company has no dividend paying history and does not expect to pay any dividends on its Common Stock for the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

        Statement of Operations Data
        For the years ended June 30, 1996, 1995, 1994, 1993, and 1992

                   1996           1995           1994             1993           1992
                   ----           ----           ----             ----           ----
Total Revenues   5,543,810      5,283,575      5,723,525        5,492,449      4,239,073

Loss
from Operations   (173,190)      (269,661)      (700,273)        (915,747)      (459,206)

Net Loss          (680,571)      (698,285)      (993,047)      (1,069,087)      (407,667)


Net Loss
Per Share             (.25)          (.28)          (.39)            (.43)          (.17)


                                             Balance Sheet as of June 30
                                             ---------------------------
                            1996           1995          1994         1993           1992
                            ----           ----          ----         ----           ----
Total Assets                836,098       649,447       717,101       476,454       383,001

Notes Payable and
Capital Lease
Obligations, less
current portions             11,573     1,922,425     2,235,517     1,749,274       222,177

Shareholders' equity
(deficiency in assets)   (5,302,800)   (4,835,325)   (4,137,040)   (3,143,993)   (2,094,406)



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

Liquidity and Capital Resources

     The Company has a working capital deficit of $5,262,414 at June 30, 1996. A major portion of this deficit relates to convertible debentures, short term notes payable and accrued interest totaling $4,476,159 due to an investment fund partnership. Management is currently working with the investment group to extend this debt and/or covert it into equity. Effective July 1, 1996 the investment group has waived for one year any additional future interest to be paid or accrued on the convertible debentures, short term notes payable, and accrued interest.

     If the debt can be deferred or converted, the Company is left with a $786,255 working capital deficit as of June 30, 1996, of which $461,364, represents deferred membership revenue. The deferred revenue will be liquidated through amortization into income over the next twelve months and therefore will not require the use of cash resources. Management is seeking additional equity financing to offset the remaining working capital deficit of $324,891. On July 12,1996, the company received a short-term loan from Network Direct Inc. (NDI) for $100,000 at 12% interest. The note is due December 1, 1996. In addition, the company has obtained accounts receivable financing from Publishers Credit Service, Inc. (PCS ) and in August, 1996 received an initial loan of approximately $204,000.
     The Company has an arrangement with an investment fund partnership, as noted above, which has provided $2.0 million in long-term debenture financing. These funds were received by the Company in various amounts from July, 1992 through August, 1993. The Company is in default of its loan covenants regarding current ratio and positive cash flow from operations. It is also in default of its monthly interest installments since May 1, 1994. Additionally, the Company is in default of its monthly principal installments since August 1, 1995. The covenants and the default from nonpayment of interest and principal have been waived through January 1, 1997.
     The debentures require principal redemption of $20,000 per month commencing on August 1, 1995 until maturity on July 1, 1999. The remaining principal balance plus any unpaid interest or other expenses are due and payable in one lump sum on July 1, 1999. Management anticipates that the Company must either obtain additional financing to meet these principal payment obligations or the debentures must be converted to equity in order to eliminate the obligations.
     The Company received an additional $200,000 in short-term loans during fiscal 1996. As of June 30, 1996, the balance of these loans totaled $1,628,445. The $1,428,445 of the notes were due on July 1, 1995 and the remaining $200,000 were due March 31, 1996.
     The Company had a deficiency in shareholders' equity of $5,302,800 as of June 30, 1996 and its continuation is dependent upon meeting its obligations as they become due and attaining profitable operations. Management believes that it can obtain profitable operations in the future through its merchandise premium incentive programs which it continues to actively market and through budget reductions established for 1997. The Company has continued to increase its level of incentive merchandise sales as well as its overall gross profit on these sales as documented below in the discussion of Results of Operations.
     The Company has used cash for operating activities of approximately $152,000 for fiscal year 1996. Management believes that it will improve these results and possibly reach break-even in fiscal 1997 if anticipated sales are realized. Fiscal 1997 budgeted operating expenses have been reduced by approximately 10% from 1996. Fiscal 1996 premium incentive sales increased
22% from 1995 to over $2.8 million, and management anticipates similar improvement in fiscal 1997 based upon programs currently in process and new programs that it believes can be obtained during the coming months.
     For the long term, the Company, internally through its own sales effort, continues to add new premium incentive business which will improve its results of operations. However, the Company requires additional in-house sales representatives or a strategic acquisition to generate substantial growth in this business. In this regard, Management is beginning a search to find an acquisition of an incentive company in the five to fifteen million dollar range. The ideal company would enhance AmeriShop's existing incentive sales force and also have the added benefit of utilizing its unique drop-ship distribution system.
     The Company currently has three sales persons in-house and about 10 independent agents. Management believes that it must increase its in-house sales force to provide more control over its sales efforts since independent agents utilize other suppliers in addition to AmeriShop. Also, sales costs, primarily commissions, are substantially lower with in-house agents, providing the Company with higher gross profit margins.
     In its shopping service membership business, the Company continues to rely on the fulfillment of third party programs. This is due to the substantial capital needed to fund the up-front marketing costs of a membership program. On July 1, 1995, the Company re-negotiated a new three year membership fulfillment agreement with Network Direct, Inc. (NDI). This extension solidifies the Company's long-standing relationship with NDI to continue membership fulfillment for their customers. Furthermore, the Company received a $175,000 up front, one-time cash fee from NDI. This fee was consideration for re-negotiating the new agreement 11 months prior to the expiration of the current term of the NDI/AmeriShop agreement (April 1, 1996) with the new agreement extended to July 1, 1998. The new agreement calls for a 15% reduction in service fees paid to the Company for the first 4,000 new members added each year and a 50% reduction in fees for new members in excess of 4,000 per year.
     NDI had a strong membership year providing the Company $646,000 in membership fees in fiscal 1996. NDI's goals for fiscal 1997 is to exceed fiscal 1996's memberships which should also aid the Company's cash flow and profits.
     The Company had signed a new two year test marketing membership agreement with the Safecard ("Safecard") Services, Inc. division of Ideon Group, Inc. (NYSE:IQ) to market the

Company's Shopping Service membership program. Unfortunately, the Company was not able to take advantage of this alliance as Safecard was acquired in May, 1996 by CUC International, a direct competitor of the Company and ceased performance under the agreement. However, Management will continue to pursue similar strategic marketing alliances as a low capital risk means of increasing its shopping club membership sales.
     Additionally, the Company has created and is actively developing a marketing format under www.amerishop.com to sell merchandise and its discount shopping service on the Internet. By late fall of 1996, the Amerishop web site should be fully operational with its total merchandise database loaded into the World Wide Web. Given the unique nature of the Internet, it is difficult to predict at this early stage what type of success the Company will have in this revolutionary new marketing medium. However, once the Company's proprietary merchandise database is loaded into the World Wide Web, the Company becomes a content provider for the Internet. Management feels there may be opportunities to form marketing alliances with other companies that need additional content to market their goods and services on the Internet and will search for such opportunities to increase revenues from licensing its database.
     The Company is at the stage where it needs to restructure its balance sheet, primarily converting into equity its short term debt with the investment fund. As discussed above, the investment fund financing is currently carried on the balance sheet as debt that had been accruing interest month-to-month, but effective July 1, 1996 any additional future interest is waived for one year. The Company had taken budgetary steps to attain profitability and positive cash flow in fiscal 1996 and shows a loss from operations of $173,190,versus $269,661 in fiscal 1995, an improvement of 36% over the previous year.
     The subsequent improvement in the balance sheet would position the Company to actively pursue a new common stock issuance in either a public or private offering. Management believes it needs to obtain a minimum of $5,000,000 in net proceeds to adequately enhance its shareholders' equity position, hire additional sales representatives and cover operating expense shortfalls until sales are sufficient to generate profits.
     Management believes it can attain profitable results in the next 12 to 18 months. Management's goal over the next three years is to continue to shift the merchandise sales mix from the fiscal 1996 mix of 30% member and 70% incentive to 10% member and 90% incentive. To substantially increase sales, the Company must continue to add salaried representatives to its sales force or
acquire another incentive company.   As mentioned earlier, the Company is
actively seeking an
acquisition which will allow its investment fund partner to convert its debt into equity and position the company to raise new equity through a secondary offering and obtain a NASDAQ listing, creating a liquid market for its stock.

Results of Operations - Year Ended June 30, 1996

     For the year ended June 30, 1996, the Company experienced a loss of $680,571 compared to a loss of $698,285 in the prior year; an improvement of $17,714 (2.5%). Loss from operations (exclusive of other income, interest income and interest expense) was $173,190 and $269,661 for 1996 and 1995, respectively; an improvement of $96,471 (36%). However, of the 1995 operating loss of $269,661, approximately $40,000 is attributable to personnel reductions taken in June 1995. The improved operating results were primarily due to increased gross profit from merchandise, promotional programs and an increase in membership fee revenues.
     Membership fee revenues increased by 2% over the prior year. The Company did not actively market any new retail shopping service members in 1996 and its existing base has been slowly declining over the last few years. The Company continues to service Network Direct, Inc. (NDI) members and gross new member and renewal receipts totaled approximately $646,000 in fiscal 1996 compared to $635,000 in fiscal 1995. NDI membership receipts represented 86% and 84% of total membership receipts for 1996 and 1995, respectively.
     Overall, merchandise sales increased in total by 6% over the prior year to $4.15 million. Direct merchandise sales increased $20,000 while merchandise sales to shopping service members declined $328,000. However, merchandise incentives sales increased by $540,000 to $2.8 million in 1996 a 24% increase
over 1995.   The Company has been focusing its efforts on increasing its merchandise incentive sales which provide higher gross profit margins (20%-30% after commissions) than member merchandise sales (approximately 2%). Merchandise incentives sales represented 67% and 58% of total merchandise sales in 1996 and 1995, respectively.
     Selling, general and administrative expenses decreased by $112,320 (or 6%) over the prior year which resulted from budget cuts.

Results of Operations - Year Ended June 30, 1995

     For the year ended June 30, 1995, the Company experienced a loss of $698,285 compared to a loss of $993,047 in the prior year; an improvement of $294,762 (30%). Loss from operations (exclusive of other income, interest income and interest expense) was $269,661 and $700,273 for 1995 and 1994, respectively; an improvement of $430,612 (61%). However, of the 1995 operating loss of $269,661, approximately $40,000 is attributable to personnel reductions taken in June 1995. The improved operating results were primarily due to increased gross profit from merchandise, promotional programs and an increase in membership fee revenues.
     Membership fee revenues increased by 17% over the prior year due to increased volume from third party membership programs. The Company did not actively market any new retail shopping service members in 1995 and its existing base has been slowly declining over the last few years. The Company continues to service Network Direct, Inc. (NDI) members and gross new member and renewal receipts totaled approximately $635,000 in fiscal 1995 compared to $597,000 in fiscal 1994. NDI membership receipts represented 84% and 82% of total membership receipts for 1995 and 1994, respectively.
     Overall, merchandise sales decreased in total by 13% over the prior year to $3.9 million as a result of a $543,000 decrease in direct response merchandise sales, and a $218,000 decline in merchandise sales to shopping service members. However, merchandise incentives sales increased by 9% to $2.25 million in 1995 versus $2.07 million in 1994. The Company has been focusing its efforts on increasing its merchandise incentive sales which provide higher gross profit margins (20%-30% after commissions) than member merchandise sales (approximately 2%). Merchandise incentives sales represented 58% and 46% of total merchandise sales in 1995 and 1994, respectively.
     Promotional expense decreased by $54,000 from the prior year as a result of a reduction in catalog costs related to a bank card insert program which was discontinued in fiscal 1994.
     Selling, general and administrative expenses decreased by $295,000 (or 14%) over the prior year which resulted from budget cuts.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Registrant hereby incorporates the financial information required by this item by reference to Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Registrant hereby incorporates the information required by this item by reference to Item 14 hereof.

                                    PART III

         ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                   PERSONS

Directors and Executive Officers
     The Directors and Executive Officers of the Company are as follows:


                  Name         Age       Position
            -----------------  ---       --------------------------

            Joseph B. Preston  49        President, Chairman, Chief
                                         Executive Officer and
                                         Director

            Steven Salasky     34        Secretary/Treasurer

            James W. Kenney    55        Director


     Joseph B. Preston has served as a director of the Company and as its President and Chief Executive Officer since October 27, 1987. He has been Chairman of the Company since March, 1991. He served as President of ABI from May 1, 1986 to October 27, 1987. From December, 1984 to April 30, 1986, Mr. Preston was President of Preston Marketing Group, Inc., a consulting firm specializing in marketing and general management consulting. Prior to owning his own consulting firm, Mr. Preston was Vice President of Sales/Marketing for Root-Lowell Manufacturing Corporation from October, 1983 to December, 1984.
Mr. Preston was also with Amway Corporation from February, 1978 to October, 1983 as Senior Manager of International Marketing handling development of Amway's product lines for all its international markets. Mr. Preston served in the U.S. Navy as a Naval Flight Officer for five (5) years following completion of his B.S. degree in Packaging Engineering from Michigan State University. Mr Preston also completed a M.B.A. in marketing from Michigan State University.
     Steven Salasky has served as Controller since August, 1994 and as Secretary/Treasurer since July, 1995. He graduated from Michigan State University with a B.A. in Accounting. He gained his public accounting experience at Egly, Brink & Co. which is a regional public accounting firm located in Kalamazoo, Michigan, and was certified in 1989. Mr. Salasky joined AmeriShop in September 1989 as the Accounting Manager.
     James W. Kenney has been a Director since September, 1992. He is currently associated with San Jacinto Securities, Inc. as Executive Vice President and owner. From February, 1992 to June,

1993 he served as Vice President of Investments for Renaissance Capital Group, Inc. From October, 1989 to February, 1992 he served as Senior Vice President, Director of Trading and Syndicates for Capital Institutional Services. From February, 1987 to October, 1989, he served as Senior Vice President for retail sales for Rauscher Pierce Refsnes, Inc. Mr. Kenney received a B.A. degree in economics from the University of Colorado in Boulder, Colorado. Mr. Kenney also currently serves on the Board of Directors of the following companies:
Consolidated Health Care Associates, Inc., CCC Coded Communications Corp., Industrial Holdings, Inc., Prism Group, Inc., Scientific Measurement Systems, Appoint Technologies, Tecnal Medical Products, Inc., and Tricom Corporation.

ITEM 11. EXECUTIVE COMPENSATION

   Summary Compensation Table. The following table sets forth the cash compensation paid by the Company to each of its executive officers for services rendered during the fiscal year ended June 30, 1996, whose cash compensation for that period exceeded $100,000.

                           Summary Compensation Table


                                                                      Long Term Compensation
                                                                      ----------------------

                       Annual Compensation                Awards             Payout
                       -------------------------------------------------------------

                                                     Other     Restricted   Securities
                                                     Annual    Stock        Underlying   LTIP
    Name and                                         Compen-   Award(s)     Options/     Payouts    All Other
Principal Position     Year    Salary($) Bonus($)    sation($) ($)          SARs(#)      ($)        Compensation($)
- -------------------------------------------------------------------------------------------------------------------

Joseph B. Preston-CEO  1996    135,983    0           0           0         145,000       0       45,482
                       1995    113,800    0           0           0               0       0            0
                       1994    129,375    0           0           0         200,000       0            0
                       1993    125,000    0           0           0               0       0            0



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
                      Granted         in Fiscal     Price        Expiration
Name                  (#)             Year          ($/Sh)       Date             5%($)          10%($)
- --------------------------------------------------------------------------------------------------------------


Joseph B. Preston     145,000         46%           $.4125       1/30/2006        28,759        81,222



     All Other Compensation.

     On January 10, 1994 the Board of Directors increased Mr. Preston annual compensation to $150,000 per year. Since that time Mr. Preston has taken a reduced cash amount and the $45,482 represents the accrued balance as of June 30,1996 based upon a calendar year.

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

     Options to purchase 598,000 shares are outstanding under this plan as of June 30, 1996. Options totaling 33,500, 31,500, 200,000, 17,100, 170,900 and
145,000 shares may be exercised at $.30, $1.00, $1.10, $.75, $.375, and $.4125 per share respectively. No options have been exercised as of the date of this report.

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

                                    Amount of
Name and Address                    Beneficial            Percent
of Beneficial Owner                 Ownership             of Class
- -------------------                 ----------            --------

Joseph B. Preston                 1,253,360(1)(2)(6)       38.69%
3033 Orchard Vista Drive, SE
Grand Rapids, MI  49546

James W. Kenney                      50,000(1)(2)(3)        1.71%
9 Meadowlake Drive
Heath, TX

Steven R. Salasky                    56,000(1)              1.90%
3033 Orchard Vista Drive, S.E.
Grand Rapids, MI  49546

Renaissance Capital               3,551,830(2)(4)           55.10%
  Partners, II, Ltd.
8089 N. Central Expressway
Suite 210
Dallas, TX  75206

Thomas D. Lyons                     304,000                 10.50%
10950 Grandview
Suite 465
Corporate Woods
Overland Park, KS

Theodore F. Stearns                 305,500                10.55%
10950 Grandview
Suite 464
Corporate Woods
Overland Park, KS

W. Stephen Hamlin                   384,260(5)(6)          13.27%
1011 Cedarmill Lane
Westchester, PA 19382

Joseph Pacitti                      378,438                13.07%
C/O Suite 100
111 South Independence Mall East
Philadelphia, PA 19106

All Directors
and Officers as a Group           1,359,360(1)(2)          40.87%

- ---------------------------

(1) Totals include shares which may be acquired through exercise of options granted as follows: Mr. Preston, 345,000 shares; Mr. Salasky, 56,000 shares; and Mr. Kenney, 30,000 shares.

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

(5)  Does not include 144,749 shares (5%) owned by Francis Hamlin, mother of
     W. Stephen Hamlin, beneficial ownership of which is disclaimed by
     W. Stephen Hamlin.

(6) Mr. Preston's beneficial ownership includes 384,260 shares owned by W. Stephen Hamlin which he has full voting rights based upon a settlement and option agreement between the Company and Mr. Hamlin. Mr. Hamlin's beneficial ownership includes 275,000 shares which the Company has an option to purchase.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On April 1, 1991, the Company renewed its ongoing Shopping Service fulfillment agreement with Network Direct, Inc. (NDI). The agreement was renewed for a five year term. Under the agreement the Company received approximately $646,000 in membership fees from NDI during fiscal year 1996. This excludes the below referenced $175,000 for renegotiating a new contract and the $100,000 note payable referenced in ITEM 7 Management Discussion and Analysis of Financial Condition and Results of Operations. Messrs. Stearns and Lyons are each a 50% owner, an officer and an employee of NDI.
     On July 1, 1995, the Company amended its service agreement with NDI through July 1, 1998. In exchange for $175,000 in cash, the Company terminated its existing agreement which was scheduled to run until April 1, 1996. Under the terms of the new agreement, the service fee paid by NDI for new memberships serviced by the Company were reduced by 15% for the first 4,000 members per year and by 50% for any new memberships added in excess of 4,000 per year.
     The Company also extended its agreement not to compete against NDI for certain types of membership programs through July 1, 1998.
     On December 14, 1994, the Company entered into a settlement, release and option agreement with W. Stephen Hamlin whereby Mr. Hamlin granted options to purchase 275,000 shares of the Company's common stock for $2.00 per share in exchange for the Company's release of any and all rights or claims that it may have had against him arising from his resignation from the Company and subsequent employment in a related field. The options are exercisable in whole or in part for a three year period and, with respect to 137,500 shares, for an additional year. In addition to the options, Mr. Hamlin appointed the Company's President, Joseph B. Preston, with full power of substitution to vote all of the stock the Company held by Mr. Hamlin, currently 384,260 shares during the four year term of the option agreement.

     On July 10, 1992, the Company entered into a convertible debenture loan agreement with Renaissance Capital Partners Limited II (RCP) whereby RCP agreed to provide up to $1,500,000 of convertible debenture financing to the Company. The agreement provided for an initial loan of $750,000 which was closed on July 10, 1992 and three standby loan commitments of $250,000 each which were closed September 30, 1992, December 31, 1992 and March 31, 1993, respectively.
     On July 8, 1993, the convertible debenture loan agreement was modified to provide for up to $2,000,000 of financing. The additional debentures of $250,000 each were issued on July 8, 1993 and August 2, 1993.
     The terms of the seven year debentures require that the Company make interest only payments for the first three years and principal and interest for the remaining four years with a balloon payment due at maturity.
     Effective July 1, 1996, RCP has waived for one year any additional future interest to be paid or accrued on the convertible debentures, short term notes payable, and accrued interest.
     RCP has the right at any time to convert any issued debenture into the Common Stock of the Company at $0.56309 per share. The debenture can be redeemed by the Company at any time after the third year at varying premium rates above par.
     The debentures are secured by all of the assets of the Company, including its software, data files, trademarks and trade names.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
         - INDEX

     (a)  The following documents are filed as part of this report:

                                                               Page
     1. Financial Statements:

       Independent Auditors'
       Report                                                  26 & 27

       Balance Sheets                                          29 & 30

       For each of the three years in the
       period ended June 30, 1996:

       Statements of Operations                                     31

           Statements of Changes in Shareholders'
           Equity (Deficit)                                         32
           Statements of Cash Flows                               33 & 34
           Notes to Financial Statements                          35 - 45


     2.    Financial Statement Schedules:

           All schedules are omitted because of absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

    (b) Reports on Form 8-K during quarter ended June 30, 1996:

           Registrant's Form 8-K dated May 30, 1996, Amended Form 8-K June 11, 1996

     (c)   Exhibits:



                                            ON PAGE NO. OR
EXHIBIT                                     INCORPORATED BY
NO.          DESCRIPTION                    REFERENCE TO
- -------      ------------                   ---------------

3.1   Certificate of Incorporation,            Exhibit 3.1 to Registrant's
      including amendment changing name to     Form 10-K for year ended June
      AmeriMark Corp.                          30, 1988

3.2   Bylaws of Registrant                     Exhibit 3 to Registrant's
                                               Form S-18 Reg. No. 33-8333-D

10.1  Incentive Stock Option Plan              Exhibit 10.1 to Registrant's
                                               Form 10-K for year ended June
                                               30, 1994

10.2  a)  March 29, 1991 agreement among       Exhibit 10.2 to Registrant's
      Registrant and Theodore F. Stearns and   Form 10-K for year ended June
      Thomas D. Lyon concerning an exchange    30, 1991
      of stock

      b)  Settlement Agreement re payment      Exhibit 10.2 to Registrant's
      pursuant to 10.2 a) above                Form 10-K for year ended June
                                               30, 1992

10.3  a)  March 29, 1991 Option Agreement      Exhibit 10.3 to Registrant's
      between Theodore F. Stearns and          Form 10-K for year ended June
      Registrant                               30, 1991

      b)  July 11, 1992 Amended Option Agreement    Exhibit 10.3 to
      with Theodore F. Stearns                      Registrant's Form 10-K for
                                                    year ended June 30, 1992

10.4  a)  March 29, 1991 Option Agreement between   Exhibit 10.4 to
      Thomas D. Lyons and Registrant                Registrant's Form 10-K for
                                                    year ended June 30, 1991

      b)  July 11, 1992 Amended Option Agreement    Exhibit 10.4 to
      with Thomas D. Lyons                          Registrant's Form 10-K for
                                                    year ended June 30, 1992

10.5  a)  Fulfillment Service Agreement with NDI    Exhibit 10.5 Section B to
      dated April 1, 1991 with amendment dated      Registrant's Form 10-K for
      July 1, 1991                                  year ended June 30, 1992

      b)  Amendment dated October 21, 1991          Exhibit 10.5 to
                                                    Registrant's Form 10-K for
                                                    year ended June 30, 1992

      c)  Amendment dated July 1, 1995              Exhibit 10.5c to
                                                    Registrant's Form 10-K for
                                                    year ended June 30, 1995

10.6  Renaissance Capital Partners II, Ltd.,        Exhibit 10.6 to
      12.5% Convertible Debenture #1 with           Registrant's Form 10-K for
      amortization schedule, Registration Rights    year ended June 30, 1991
      Agreement, Security Agreement

10.7  Renaissance Capital Partners II, Ltd.,        Exhibit 10.7 to
      Amended Loan Agreement and 12.5%              Registrant's Form 10K for
      Convertible Debentures 2, 3, 4, 5 and 6       year ended June 30, 1992

10.8  Renaissance Capital Partners II, Ltd.,        Exhibit 10.8 to
      Promissory Notes dated September 30, 1994     Registrant's Form 10K for
      ($1,428,448.38) and August 30, 1995           year ended June 30, 1995
      ($125,000)

10.9  Settlement, Release and Option Agreement      Exhibit 10.9 to
      dated December 14, 1994 with W. Stephen       Registrant's Form 10K for
      Hamlin                                        year ended June 30,
                                                    1995

11    Statement re Computation of loss per share    Page 46

16    Letter re Change in certifying accountants    Registrant's Form 8-K Date
                                                    of Report May 30, 1996,
                                                    Amended Form 8-K June 11,
                                                    1996

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       By: /s/ Joseph B. Preston
                                          Joseph B. Preston, Chairman, President
                                          and Chief Executive Officer

                                       By: /s/ Steven Salasky
                                          Steven Salasky, Secretary, Treasurer
                                          and Principal Accounting Officer
Dated: September 30, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature and Title                              Date
        -------------------                              ----

By: /s/ Joseph B. Preston                          September 30, 1996
   Joseph B. Preston, Director

By: /s/ James W. Kenney                            September 30, 1996
   James W. Kenney, Director


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:


          No annual report or proxy material has been sent to security holders.

                                                AMERISHOP CORP.





                                                    FINANCIAL STATEMENTS
                               YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                                                              AMERISHOP CORP.


                                                                     CONTENTS

     INDEPENDENT AUDITORS' REPORTS                                     26-27


     FINANCIAL STATEMENTS
        Balance Sheets                                               29 & 30
        Statements of Operations                                          31
        Statements of Changes in Shareholders' Equity (Deficit)           32
        Statements of Cash Flows                                     33 & 34
        Notes to Financial Statements                                  35-45

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
AmeriShop Corp.
Grand Rapids, Michigan

We have audited the accompanying balance sheet of AmeriShop Corp. as of June 30, 1996, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of AmeriShop Corp. at June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital and a net shareholders' capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
Grand Rapids, Michigan
September 9, 1996

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
AmeriShop Corp.
Grand Rapids, Michigan

We have audited the accompanying balance sheet of AmeriShop Corp. as of June 30, 1995, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of AmeriShop Corp. at June 30, 1995, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements as of and for each of the two years in the period ended June 30, 1995 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company's recurring losses from operations and shareholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche, LLP
Grand Rapids, Michigan
September 6, 1995

                                                            FINANCIAL STATEMENTS



June 30,                                                       1996      1995
- -------------------------------------------------------------------------------
ASSETS (Note 6)
CURRENT ASSETS
 Cash and cash equivalents                                   $ 72,429  $ 47,210
 Accounts receivable                                          461,603   427,700
 Prepayments to vendors                                       127,191    65,204
 Prepaid expenses                                              65,246     7,068
 Supplies inventory                                            80,109    76,392
- -------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                          806,578   623,574

EQUIPMENT, net of accumulated depreciation and
amortization (Note 4)                                          29,520    25,873
- -------------------------------------------------------------------------------
                                                             $836,098  $649,447
- -------------------------------------------------------------------------------

                                                                AMERISHOP CORP.


                                                                 BALANCE SHEETS



June 30,                                              1996               1995
- --------                                              ----               ----

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                  $   516,512    $   493,188
 Note payable (Note 5)                               1,628,445      1,428,445
 Customer deposits                                     500,811        379,780
 Deferred membership revenue (Note 2)                  461,364        521,710
 Deferred noncompete agreement (Note 2)                      -         37,483
 Accrued interest (Notes 5 and 6)                      847,714        328,882
 Current maturities of long-term debt (Note 6)       2,000,000        293,131
 Other current liabilities                             114,146         79,728
                                                   -----------    -----------
TOTAL CURRENT LIABILITIES                            6,068,992      3,562,347
DEFERRED MEMBERSHIP REVENUE (Note 2)                    58,333              -
LONG-TERM DEBT, less current maturities (Note 6)        11,573      1,922,425
                                                   -----------    -----------
TOTAL LIABILITIES                                    6,138,898      5,484,772
                                                   -----------    -----------
SHAREHOLDERS' EQUITY (DEFICIT) (Notes 8 and 9)
  Preferred stock, $.001 par value per share -
    1,000,000 shares authorized; no shares issued            -              -
  Common stock, $.00001 par value per share -
    20,000,000 shares authorized; 2,894,765 and
    2,516,327 shares issued and outstanding at
    June 30, 1996 and 1995, respectively                     30            25
  Additional paid-in capital                            697,820       484,729
  Accumulated deficit                                (6,000,650)   (5,320,079)
                                                    -----------   -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                 (5,302,800)   (4,835,325)
                                                    -----------   -----------
                                                    $   836,098   $   649,447
                                                    ===========   ===========

                               See accompanying notes to financial statements.

                                                                6AMERISHOP CORP.


                                                        STATEMENTS OF OPERATIONS




Year ended June 30,                        1996            1995             1994
- --------------------------------------------------------------------------------
REVENUES
 Membership fees (Note 11)           $  964,875      $  947,492       $  809,299
 Merchandise sales                    4,147,702       3,914,834        4,507,812
 Promotional revenue                    236,432         262,351          216,021
 Travel revenue                         194,801         158,898          190,393
- --------------------------------------------------------------------------------
Total revenues                        5,543,810       5,283,575        5,723,525
- --------------------------------------------------------------------------------
EXPENSES
 Sales commissions                      442,559         313,427          215,617
 Cost of merchandise sales            3,101,705       3,019,543        3,614,152
 Promotional expense                    202,863         170,749          258,635
 Cost of travel revenue                 176,279         143,603          168,389
 Selling, general and administrative  1,793,594       1,905,914        2,167,005
- --------------------------------------------------------------------------------
Total expenses                        5,717,000       5,553,236        6,423,798
- --------------------------------------------------------------------------------
Loss from operations                   (173,190)       (269,661)        (700,273)
- --------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
 Interest income                          3,388           5,834            2,431
 Other income                            10,224           5,973            6,865
 Interest expense                      (520,993)       (440,431)        (302,070)
- --------------------------------------------------------------------------------
Net other expense                      (507,381)       (428,624)        (292,774)
- --------------------------------------------------------------------------------
NET LOSS                             $ (680,571)     $ (698,285)      $ (993,047)
================================================================================
NET LOSS PER SHARE OF COMMON STOCK   $     (.25)     $     (.28)      $     (.39)
================================================================================

                                 See accompanying notes to financial statements.

                                                                 AMERISHOP CORP.


                         STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                Common stock                                     Total
                             ------------------    Additional                 shareholders'
                                                     paid-in   Accumulated       equity
                                Shares    Amount     capital    deficit         (deficit)
- -------------------------------------------------------------------------------------------
BALANCE, July 1, 1993          2,516,327   $25     $484,729    $(3,628,747)   $(3,143,993)
Net loss for the year                  -     -            -       (993,047)      (993,047)
- -------------------------------------------------------------------------------------------
BALANCE, June 30, 1994         2,516,327    25      484,729     (4,621,794)    (4,137,040)
Net loss for the year                  -     -            -       (698,285)      (698,285)
- -------------------------------------------------------------------------------------------
BALANCE, June 30, 1995         2,516,327    25      484,729     (5,320,079)    (4,835,325)
Common stock issued
(Note 7)                         378,438     5      213,091              -        213,096
Net loss for the year                  -     -            -       (680,571)      (680,571)
- -------------------------------------------------------------------------------------------
BALANCE, June 30, 1996         2,894,765   $30     $697,820    $(6,000,650)   $(5,302,800)
- -------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                                                         AMERISHOP CORP.

                                                STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------


Year ended June 30,                               1996                     1995                    1994
- -------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net loss                                   $(680,571)               $(698,285)              $(993,047)
  Adjustments to reconcile net loss to
    net cash for operating activities:
    Depreciation and amortization               17,730                   53,575                  73,974
    Loss on renegotiation of lease (Note 7)     17,625                        -                       -
    Gain on sale of equipment                   (6,964)                       -                       -
    Changes in:
      Accounts receivable                      (33,903)                (109,195)                (84,428)
      Prepayments to vendors                   (61,987)                 (28,646)                (22,040)
      Prepaid expenses                         (58,178)                  37,483                 (11,057)
      Supplies inventory                        (3,717)                 (36,513)                  1,242
      Accounts payable                          23,324                   44,386                 (83,071)
      Customer deposits                        121,031                  117,142                  15,090
      Deferred membership revenue               (2,013)                (129,135)                (77,986)
      Deferred noncompete agreement            (37,483)                 (50,004)                (50,000)
      Accrued interest                         518,832                  241,640                  87,242
      Other current liabilities                 34,418                  (14,639)                (50,421)
- --------------------------------------------------------------------------------------------------------
Net cash for operating activities             (151,856)                (572,191)             (1,194,502)
- --------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Capital expenditures                         (21,834)                  (8,798)                (18,429)
  Proceeds from sale of equipment                7,421                        -                       -
  Principal payments received on
    long-term note                                   -                        -                  11,413
- --------------------------------------------------------------------------------------------------------
Net cash for investing activities              (14,413)                  (8,798)                 (7,016)
- --------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Principal payments under long-term debt     $(20,085)                $(71,207)               $(64,574)
  Proceeds from issuance of long-term debt      11,573                        -                 521,417
  Net borrowings on note payable               200,000                  492,448                 935,997
- --------------------------------------------------------------------------------------------------------
Net cash from financing activities             191,488                  421,241               1,392,840
- --------------------------------------------------------------------------------------------------------

                                                                AMERISHOP CORP.


                                                      STATEMENTS OF CASH FLOWS








Year ended June 30,                              1996     1995       1994
- ----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     25,219  (159,748)   191,322

CASH AND CASH EQUIVALENTS, beginning of year      47,210   206,958     15,636
- --------------------------------------------     -------   --------   -------
CASH AND CASH EQUIVALENTS, end of year           $72,429  $ 47,210   $206,958
- --------------------------------------------     -------   --------   -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid during the year for interest         $ 2,161  $132,018   $214,828
- --------------------------------------------     -------  --------   --------
NONCASH INVESTING AND FINANCING ACTIVITIES
  Stock issued during fiscal 1996 in settlement
    of the Company's outstanding lease obligation
    and installment note totaling $213,096
    (Note 7)

  Capital lease obligations of $18,430 were
    incurred when the Company entered into leases
    for new equipment in 1994.
- ------------------------------------------------------------------------------



                              See accompanying notes to financial statements.

1.  SUMMARY OF                     NATURE OF BUSINESS
    SIGNIFICANT                    AmeriShop Corp. (Company) operates a
    ACCOUNTING                     computerized merchandising system and
    POLICIES                       services customers through discount shopping
                                   memberships, merchandise and travel
                                   incentive award programs, and direct
                                   response merchandise catalogs. Sales to one major customer for the years ended June 30, 1996, 1995 and 1994, accounted for approximately 16%, 14% and 8%, respectively, of the Company's total sales revenues.

                                   USE OF ESTIMATES

                                   The preparation of financial statements
                                   requires estimates and assumptions that
                                   affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                   REVENUE RECOGNITION

                                   Membership fees allow members to use
                                   services provided by the Company. These fees are generally assessed annually, although some programs provide for multi-year fees. Fees are recorded as deferred revenue when received and recognized as income on the straight-line basis over the service period.

                                   Merchandise sales are recorded when the
                                   merchandise is shipped to the customer.

                                   Promotional revenues are recorded when
                                   promotional materials are shipped to the customer.

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

                                   EQUIPMENT AND DEPRECIATION

                                   Equipment is stated at cost less accumulated depreciation. Improvements and betterments are capitalized; maintenance and repairs are charged to expense as incurred.
                                   Depreciation is provided by the use of the straight-line method over the estimated useful life of the related equipment which ranges from three to eight years.

                                   LOSS PER SHARE

                                   The net loss per common share is based upon the weighted average number of shares outstanding of 2,768,619 for the year ended June 30, 1996, and 2,516,327 for the years ended June 30, 1995 and 1994. The weighted average number of shares outstanding is based upon the revised number of shares after the 1 for 10 reverse stock split which was effective July 6, 1992.

                                   ADVERTISING

                                   The Company expenses the production costs of advertising as incurred. Advertising expense is $23,122, $43,592 and $10,090 for the years ended June 30, 1996, 1995 and
                                   1994, respectively, and is included in
                                   selling general and administrative expense in the statement of operations.

                                   INCOME TAXES

                                   Income taxes are provided based upon SFAS
                                   No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income.
                                   Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                                   EMPLOYEE STOCK OPTIONS

                                   In October 1995, the Financial Accounting
                                   Standards Board issued SFAS No. 123,
                                   Accounting for Stock-Based Compensation.
                                   This Statement defines a "fair value
                                   based method" of accounting for an
                                   employee stock option. However, it also allows an entity to continue to measure compensation cost for those plans using the "intrinsic value based method" of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to follow the accounting prescribed by APB Opinion No. 25.

                                   RECLASSIFICATIONS

                                   Certain reclassifications have been made to 1995 and 1994 balances to conform with classifications used in 1996.

2.  SALE OF SUBSIDIARY             On April 1, 1991, the Company sold a
                                   wholly-owned subsidiary, Network Direct,
                                   Inc. (NDI) to its two former owners in
                                   exchange for 8,967,180 shares of AmeriShop
                                   Corp. common stock.

                                   At the time of the sale of the subsidiary, the Company owed NDI $550,000. Subsequent to the sale, the Company and NDI entered into an agreement whereby the $550,000 was transferred to a non-refundable membership advance. The membership advance was amortized into income on a straight-line basis over the five-year service agreement period. The June 30, 1995 balance sheet includes $110,000 of deferred membership revenue.

                                   On July 1, 1995, in exchange for
                                   $175,000 in cash, the Company amended and extended its service agreement with NDI through July 1, 1998. The $175,000 is being amortized over the three year period of the contract. The unamortized balance of $116,667 is included in deferred membership revenue in the December 31, 1996 balance sheet. The Company's existing agreement was scheduled to run until April 1, 1996. Under the terms of the revised agreement, the enrollment paid by NDI for new memberships serviced by the Company were reduced by 15% for the first 4,000 memberships per year and by 50% for any new memberships in excess of 4,000 per year.

                                   In a transaction related to the 1991
                                   transaction referred to above, the
                                   Company entered into a five-year noncompete agreement with NDI under which the Company received $250,000 and the right to be the sole service fulfillment company for NDI in exchange for not competing in professional shopping network programs which sell memberships for a price in excess of $150. The $250,000 was being amortized into income on a straight-line basis over the five-year period of the agreement. The June 30, 1995 balance sheet includes $37,483 of deferred revenue from the noncompete agreement.

                                   As part of the July 1, 1995 amendment, the Company also extended the term of the noncompete agreement with NDI for a three-year period expiring on July 1, 1998.

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

3.   INCOME TAXES                  For tax purposes, the Company has net
                                   operating loss carryforwards of
                                   approximately $4,907,000 at June 30, 1996.
                                   The net operating loss carryforwards will expire as follows:

                                   Year ending June 30,
                                   -----------------------------------------
                                   2003                        $    98,000
                                   2004                            338,000
                                   2005                            167,000
                                   2007                            232,000
                                   2008                          1,365,000
                                   2009                          1,246,000
                                   2010                            777,000
                                   2011                            684,000
                                   =========================================


                                   Deferred tax assets are as follows:

                                                                  Deferred tax
                                   June 30, 1996                        assets
                                   ---------------------------------------------
                                   Net operating loss
                                     carryforwards                $ 1,667,000
                                   Other (net)                        377,000
                                   Valuation allowance             (2,044,000)
                                   ---------------------------------------------
                                   Net deferred taxes             $         -
                                   =============================================

4.  EQUIPMENT                      Equipment consists of the following:

                                   June 30,                 1996       1995
                                   --------------------------------------------
                                   Furniture, fixtures
                                     and equipment        $260,811   $267,570


                                   Equipment held under
                                     capital leases        225,853    249,227
                                   --------------------------------------------
                                                           486,664    516,797
                                   Less accumulated
                                     depreciation and
                                     amortization          457,144    490,924
                                   --------------------------------------------
                                                          $ 29,520   $ 25,873
                                   ============================================

5.   NOTE PAYABLE                  Note payable represents borrowings from an
                                   investment fund partnership. The borrowings are due on demand and require monthly interest payments of 12.5% per annum.
                                   The Company has defaulted on its monthly interest and principal installments on the note. Effective July 1, 1996, the investment group has waived for one year future interest to be paid or accrued on the note.

                                   There are no quoted market prices for this note. Because the Company is unable to estimate the timing and ultimate settlement of this note and the related accrued interest, it is unable to estimate the fair value at June 30, 1996.

6.   LONG-TERM DEBT                Long-term debt consists of the following:

                                   June 30,                                    1996             1995
                                   ------------------------------------------------------------------
                                   Convertible debenture
                                     payable to an investment
                                     fund partnership in
                                     quarterly installments of
                                     interest only at 12.5%
                                     per annum.  Commencing on
                                     August 1, 1995, monthly
                                     installments of $10 per
                                     $1,000 of the outstanding
                                     debenture amount are
                                     required.
                                     Full payment of                       $2,000,000        $2,000,000
                                     any unpaid principal and
                                     interest is due and payable
                                     no later than July 1, 1999.
                                     The loan is secured
                                     by all the Company's assets

                                   Installment note payable to
                                     vendor                                         -            18,239

                                   Accrued rent                                11,573           186,767


                    June 30,                       1996              1995
                    --------------------------------------------------------
                    Capital lease obligation
                    (Note 7)                          -               10,550
                    --------------------------------------------------------
                                                2,011,573          2,215,556
                    Less current maturities     2,000,000            293,131
                    --------------------------------------------------------
                    Long-term debt, less
                    current maturities         $   11,573         $1,922,425
                    ========================================================

                    The convertible debenture loan requires the Company, among other things, to maintain a ratio of current assets to current liabilities of not less than 1.0 to 1.0 and to maintain a positive average monthly cash flow. The Company was in violation of these covenants at June 30, 1996. In addition, since May 1, 1994, the Company has failed to make certain scheduled interest payments as they became due. Furthermore, since August 1, 1995, the Company has failed to make certain scheduled principal payments as they became due. The covenant violations and the default from nonpayment have only been waived through January 1, 1997. Accordingly, the entire balance of the convertible debenture is classified as current. Effective July 1, 1996, the investment group has waived for one year future interest to be paid or accrued on the convertible debt.

                    The investment fund partnership has the right at any time to convert any issued debenture into the common stock of the Company at $0.56309 per share. The debenture can be redeemed by the Company at any time after July 1995, at varying premium rates above par.

                    There are no quoted market prices for this convertible debenture. Because the Company is unable to estimate the timing and ultimate settlement of this convertible debenture and related accrued interest, it is unable to estimate the fair value at June 30, 1996.

                    The Company is leasing its office space under a lease that requires reduced rentals in the early years of the agreement. The total amount due under the lease is being expensed ratably over the lease term. The resulting accrued rent at June 30, 1996 will be repaid beginning September 1998. A portion of the accrued at June 30, 1995 was settled during 1996 (see Note 7).

7.   LEASES         The Company leases a vehicle, office equipment, furniture
                    and fixtures, and data processing equipment
                                   under capital leases.  The assets and
                                   liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments at the inception of the lease or the fair value of the assets. The assets are amortized over the shorter of their lease terms or their estimated useful lives. Amortization of assets under capital leases of 5,488, $19,851 and $32,499 is included in depreciation expense for 1996, 1995 and 1994, respectively.

                                   The following is a summary of equipment held under capital leases:

                                   June 30,                                             1996               1995
                                   ----------------------------------------------------------------------------
                                   Vehicle                                         $       -           $ 21,497
                                   Office furniture, fixtures and equipment          143,088            144,965
                                   Data processing equipment                          82,765             82,765
                                   ----------------------------------------------------------------------------
                                                                                     225,853            249,227
                                   Less accumulated amortization                     225,853            243,739
                                   ----------------------------------------------------------------------------
                                   Net equipment held under capital leases          $      -           $  5,488
                                   ============================================================================


                                   The Company leases office space under an operating lease which expires in 2001. During fiscal 1996, the Company renegotiated the terms of its lease. In settlement of its remaining accrued rent at the date the lease was renegotiated of $180,050 and installment note payable to the lessor of $15,421 totaling $195,471, the Company issued 378,438 shares of its common stock. The common stock issued is unregistered and valued at $213,096 or $0.56309 per share, the price per share at which the convertible note holder can convert (see Note 6). The resulting loss of $17,625 has been included in selling, general and administrative expense in the statement of operations.
                                   Rent expense under the lease for the years ended June 30, 1996, 1995 and 1994 was
                                   $152,061, $173,569 and $182,712,
                                   respectively.



                                   The future minimum rental obligations at June 30, 1996, for all noncancelable operating leases are as follows:

                                                                 Minimum                             Accrued
                                                                   lease             Rent               rent
                                   Year ended June 30,        obligation          expense            expense
                                   -------------------------------------------------------------------------
                                   1997                         $123,305        $138,935           $ 15,630
                                   1998                          123,305         138,979             15,674
                                   1999                          145,121         138,979             (6,142)
                                   2000                          153,341         138,979            (14,362)
                                   Thereafter                    184,514         162,141            (22,373)
                                   -------------------------------------------------------------------------
                                                                $729,586        $718,013           $(11,573)
                                   =========================================================================

8.           PREFERRED STOCK       The preferred stock may be issued by the
                                   Board of Directors in one or more series.
                                   The Board shall determine distinguishing features of each, including preferences, rights and restrictions, upon establishment of such series.

9.           STOCK OPTIONS         EMPLOYEE INCENTIVE STOCK OPTION PLAN

                                   The Company has an Incentive Stock Option
                                   Plan (Plan) under which options granted are intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. Pursuant to the Plan, options to purchase up to 600,000 shares of the Company's common stock, which have been reserved, may be granted to employees of the Company. The Plan is administered by the Company's Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common stock on the date of the grant and no option can have a term in excess of ten years.

                                   Options to purchase 598,000 shares are
                                   outstanding under the Plan as of June 30, 1996. Options totaling 33,500, 31,500,
                                   200,000, 17,100, 170,900 and 145,000 shares
                                   may be exercised at $.30, $1.00, $1.10,
                                   $.75, $.375 and $.4125 per share,
                                   respectively. During fiscal 1996, 315,900 options were granted, 750 options were forfeited and 209,950 options expired. No options have been exercised as of the date of this report.

                                   NON-EMPLOYEE STOCK OPTIONS

                                   The Company has granted to a director of the Company options to purchase 30,000 shares of the Company's common stock. These options are not intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986 as amended and are not subject to the limits of shares specified in the Employee Incentive Stock Option Plan, described above. These options are administered by the Company's Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitations that the exercise price cannot be less than the market value of the common stock on the date of grant and no option can have a term in excess of ten years.

                                   Of the 30,000 options granted, 15,000 shares may be exercised at $1.00 and 15,000 may be exercised at $.375. No options have been exercised as of the date of this report.

                                   COMPANY OPTIONS

                                   On December 14, 1994, the Company entered into a severence agreement with a former officer of the Company whereby, the former officer granted options to the Company to purchase 275,000 shares of the Company's common stock from the former officer for $2.00 per share in exchange for the Company's release of any and all rights or claims that it may have had against the former officer arising from his resignation from the Company and subsequent employment in a related field. The options are exercisable in whole or in part and expire 138,000 on December 31, 1997 and 137,000 on
                                   December 31, 1998.

10.  RETIREMENT PLANS              The Company has a 401(k) savings plan
                                   covering substantially all employees with more than one year of service. Employees who participate must contribute 1% of their compensation; however, they may elect to contribute up to a maximum of 20%. Company contributions are discretionary at the direction of the Board of Directors. The
                                   Company's contributions to the plan amounted to $3,248 and $2,191 in 1996 and 1995, respectively.  There were no Company
                                   contributions to the plan in 1994.

11.  RELATED PARTY                 The Company is related to Network Direct,
     TRANSACTIONS                  Inc. (NDI) by common ownership.  The Company
                                   receives membership fees which are amortized into income over the period of service. The following is a summary of these transactions with NDI:


                                   Year ended June 30,                                1996            1995           1994
                                   --------------------------------------------------------------------------------------
                                   Cash receipts for membership fees             $ 645,700       $ 635,000      $ 597,000

                           Revenue recognized on
                           membership fees         872,268      721,400     448,000
                           ========================================================

                           The Company leases its office space from a company owned by a stockholder of AmeriShop (see Note 7).

12.  MANAGEMENT'S          For the year ended June 30, 1996, the Company
     PLANS REGARDING       experienced a loss of $680,571 compared to a loss of
     FUTURE OPERATIONS     $698,285 in the prior year.  Loss from operations
     AND GOING CONCERN     (exclusive of other income, interest income and
                           interest expense) was $173,190 and $269,661 for 1996
                           and 1995, respectively; an improvement of $96,467
                           (94%). However, of the 1995 operating loss of $269,661, approximately $40,000 is attributable to personnel reductions taken in June 1995. The improved operating results were primarily due to increased gross profit from merchandise, promotional programs and a small increase in membership fee revenues.

                           The Company has a working capital deficit of $5,262,414 at June 30, 1996. A major portion of this deficit relates to convertible debentures, short-term notes payable and accrued interest totaling $4,476,162 due to an investment fund partnership. Management is currently working with the investment group to extend this debt and/or convert it into equity. Effective July 1, 1996, the investment group has waived for one year future interest to be paid or accrued on the convertible debenture, short-term note payable and related accrued interest. If the debt can be deferred or converted, the Company is left with a $786,255 working capital deficit as of June 30, 1996, of which $461,364, represents deferred membership revenue. The deferred revenue will be liquidated through amortization into income over the next 12 months and, therefore, will not require the use of cash resources. Management is seeking additional equity financing to offset the remaining working capital deficit of $324,888.

                           The Company has shown a cash shortfall from operations of approximately $152,000 for fiscal year 1996. In response to the continued loss from operations and negative cash flows, management has reduced fiscal year 1997 budgeted operating expenses by 10% from 1996. To address short-term liquidity needs, the Company received a short-term loan from NDI for $100,000 at 12% interest. The note is due December 1, 1996. In addition, the Company has attained accounts receivable financing from Publishers Credit Services, Inc. (PCS) and in August 1996, received an initial loan of approximately $204,000.

                           Management anticipates continuing increases in its
                                   premium incentive merchandise sales,
                                   along with improved gross profits.
                                   Management believes that these increases, combined with the expense reductions, should provide for substantially improved operating results in the coming fiscal year.

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