Form 10-Q
period 1996-09-30
AMERISHOP CORP
filed 1996-11-07
CIK 799898

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  Quarter ended September 30, 1996            Commission File Number 33-8333-D

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

   As of October 31, 1996, 2,894,765 shares of common stock were outstanding.

                                AMERISHOP CORP.

                                   FORM 10-Q

                                     INDEX




Descriptions                                                                                     Page Number
------------                                                                                     -----------
Cover Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

Part I.  Financial Information
         1. Financial Statements (Unaudited)

         Balance Sheets
            September 30, 1996 and June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . .     3

         Statements of Operations
            Three Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . .     4

         Statement of Cash Flows
            Three Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . .     5

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6-7

         2. Management's Discussion and Analysis of Results
            of Operations and Financial Conditions  . . . . . . . . . . . . . . . . . . . . . . .     8-9
Part II.

         1.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10
         2.   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

1.  FINANCIAL INFORMATION

                                AMERISHOP CORP.
                           BALANCE SHEETS (UNAUDITED)

                                                            September 30,             June 30,
                                                                1996                    1996
                                                           --------------          -------------
ASSETS
------
CURRENT ASSETS:
   Cash                                                     $    16,013             $    72,429
   Prepaid expenses                                              73,099                  65,246
   Accounts receivable                                          416,829                 461,603
   Prepayments to vendors                                       168,897                 127,191
   Inventory                                                     85,870                  80,109
                                                            -----------             -----------
       Total current assets                                     760,708                 806,578

EQUIPMENT, net                                                   26,794                  29,520
                                                            -----------             -----------

   Total assets                                             $   787,502             $   836,098
                                                            ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                         $   351,873             $   516,512
   Customer deposits                                            553,172                 500,811
   Deferred membership revenue                                  369,939                 461,364
   Notes payable (Note 3)                                     1,931,181               1,628,445
   Accrued interest                                             850,344                 847,714
   Current maturities of long-term debt (Note 3)              2,000,000               2,000,000
   Other current liabilities                                    122,630                 114,146
                                                            -----------             -----------
       Total current liabilities                              6,179,139               6,068,992

DEFERRED MEMBERSHIP REVENUE                                      43,750                  58,333
LONG-TERM DEBT                                                   15,449                  11,573

SHAREHOLDERS' EQUITY (Deficit):
   Preferred stock, $.001 par value per share,
      1,000,000 shares authorized and no shares issued.
   Common stock, $.00001 par value per share, 20,000,000
      shares authorized, 2,894,765 shares outstanding at
      September 30, 1996 and June 30, 1996                           30                      30
   Additional paid-in capital                                   697,820                 697,820
   Accumulated deficit                                       (6,148,686)             (6,000,650)
                                                            -----------             -----------
      Total shareholders' equity/(deficit)                   (5,450,836)             (5,302,800)
                                                            -----------             -----------

   Total liabilities and shareholders' equity (deficit)     $   787,502             $   836,098
                                                            ===========             ===========

The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended
                                                         September 30,

                                                1996                        1995
                                                ----                        ----
REVENUES:
   Membership fees                          $  194,765                  $  288,736
   Merchandise sales                           617,842                     727,429
   Travel revenue                                    0                           0
   Promotional revenue                          49,501                      13,114
                                            ----------                  ----------
      Total revenues                           862,108                   1,029,279
                                            ----------                  ----------

EXPENSES:
   Sales commissions                            89,820                      85,069
   Cost of merchandise sales                   443,213                     556,634
   Cost of travel revenue                            0                           0
   Selling, general and administrative         441,195                     416,078
   Promotional expenses                         30,413                       2,556
                                            ----------                  ----------
      Total expenses                         1,004,641                   1,060,337
                                            ----------                  ----------
   Loss from operations                       (142,533)                    (31,058)

OTHER INCOME (EXPENSE):
   Interest income                                 162                         940
   Other income                                    566                         775
   Interest expense                             (6,231)                   (120,838)
                                            ----------                  ----------
      Total other income (expense)              (5,503)                   (119,123)
                                            ----------                  ----------
Net loss                                    $ (148,036)                 $ (150,181)
                                            ==========                  ==========

Net Loss Per Share (Note 4)                 $     (.05)                 $     (.06)
                                            ==========                  ==========

Weighted Average Shares Outstanding          2,894,765                   2,516,327
                                            ==========                  ==========

The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the three months ended September 30, 1996 and 1995

                                                            1996                    1995
                                                            ----                    ----
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net loss                                               $  (148,036)            $  (150,181)
Adjustments to reconcile net loss
      to net cash from operating activities:
   Depreciation and amortization                             3,435                   4,572
   Changes in assets and liabilities:
      Prepaid expenses                                      (7,853)               (102,904)
      Accounts receivable                                   44,774                 (29,941)
      Prepayments to vendors                               (41,706)               (171,298)
      Inventory                                             (5,761)                 (3,105)
      Accounts payable                                    (164,639)                 81,225
      Customer deposits                                     52,361                 120,029
      Deferred membership revenue                         (106,008)                 11,620
      Deferred non-compete revenue                               0                 (12,501)
      Accrued interest                                       2,633                 100,826
      Other current liabilities                              8,485                 (23,342)
                                                       -----------             -----------
Net cash used in operating activities                     (362,315)               (175,000)
                                                       -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                       (710)                      0
                                                       -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term
      debt and capital lease obligations                         0                 (10,455)
   Principal payments under short-term
      debt                                                (278,375)                      0
   Proceeds from issuance of short-term debt               581,108                       0
   Proceeds from issuance of long-term debt                  3,876                 200,000
                                                       -----------             -----------
Net cash provided by financing activities                  306,609                 189,545
                                                       -----------             -----------

NET CHANGE IN CASH                                         (56,416)                 14,545

CASH AT BEGINNING OF PERIOD                                 72,429                  47,210
                                                       -----------             -----------

CASH AT END OF PERIOD                                  $    16,013             $    61,755
                                                       ===========             ===========


The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1996


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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date.

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

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

The Company has $2,000,000 of convertible debentures payable to an investment fund partnership payable in quarterly installments of interest only at 12.5% per annum. Commencing on August 1, 1995, monthly principal installments of $10 per $1,000 borrowed were required. As of September 30, 1996, the $2,000,000 debenture is classified as a current liability due to violations of debt covenants as described below.

In addition, the Company has demand notes payable to the same investment fund partnership totaling $1,428,445 that were due no later than July 1, 1995 and demand notes payable totaling $200,000 that were due March 31, 1996. Interest is payable at 12.5% per annum. These notes are collateralized by the Company's accounts receivable.

The Company is in default of its financial loan covenants on the debentures. It is also in default of its interest installments since May 1, 1994 and principal installments since August 1, 1995 on the debentures and the notes payable. These covenants and default from nonpayment of interest have been waived through January 1, 1997. Also effective July 1, 1996 the investment fund partnership has waived for one year future interest to be paid or accrued on the convertible debenture, short-term note payable and related accrued interest.

The investment fund partnership has the right at any time to convert any issued debenture into the common stock of the Company at $0.56309 per share. The debenture can be redeemed by the Company at any time after July 1995, at varying premium rates above par.

There are no quoted market prices for this convertible debenture. Because the Company is unable to estimate the timing and ultimate settlement of this convertible debenture and related accrued interest, it is unable to estimate the fair value at September 30, 1996.

As of September 30, 1996, the Company has a demand note payable to Network Direct, Inc. totaling $100,000 which is due December 1, 1996. Interest is accrued at 12% and has a balance of $2,630.14. Also the Company has a revolving line of credit secured by accounts receivable with Publishers Credit Service, Inc. totaling $202,733. Interest is payable at prime plus 3.75%. The maximum amount of the credit line is $250,000.

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

                                AMERISHOP CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company has a working capital deficit of $5,418,431 at September 30, 1996. A major portion of this deficit relates to the convertible debentures, short term notes payable and accrued interest totaling $4,476,161 due to an investment fund partnership. Management is currently working with the investment group to extend this debt and/or convert it into equity. Effective July 1, 1996 the investment group has waived for one year any additional future interest to be paid or accrued on the convertible debentures, short term notes payable and accrued interest.

If the debt can be deferred beyond one year or converted, the Company is left with a $942,270 deficit of which $369,939 represents deferred membership revenue. The deferred revenue will be liquidated through amortization into income over the next twelve months and therefore will not require the use of cash resources. On July 12, 1996, the Company received a short term loan from Network Direct, Inc. (NDI) for $100,000 at 12% interest. The note and accrued interest is due December 1, 1996. Management is seeking additional equity financing to offset the remaining working capital deficit of $472,331. On October 5, 1996 the Company received a one year loan from the investment fund partnership for $100,000 at 10% interest. Management has also attained accounts receivable financing from Publishers Credit Service, Inc. in an effort to leverage future profits to overcome the shortage in working capital. As of September 30, 1996 the outstanding loan balance was $202,733.

The Company had a deficiency in shareholders' equity of $6,148,686 as of September 30, 1996 and its continuation is dependent upon meeting its liabilities as they become due and attaining profitable operations. Management believes that it can attain profitable operations in the future through its merchandise premium incentive programs which it continues to actively market. The Company has continued to increase its level of incentive merchandise sales as well as its overall gross profit on these sales.

In order to generate substantial growth and become profitable, the Company must have additional in-house premium incentive sales representatives or a strategic acquisition. In this regard, the Company has added a new sales representative in Texas and is actively pursuing a strategy to identify and acquire a premium incentive company. Although sales from a new sales representative will not be realized for approximately 12 to 18 months, it is a move that Management believes must be taken in order to ensure future profitability. As for an acquisition, Management believes that with the right canidate it will be able to structure the deal in conjunction with a secondary offering.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996 VS. 1995

The Company experienced a loss of $148,036 during the quarter ended September 30, 1996 compared to a loss of $150,181 for the same period of the prior year. In the prior year, interest expense on convertible debentures, short-term notes and accrued interest to an investment fund partnership was $119,892. Effective July 1, 1996 the investment fund partnership has waived for one year any future interest to be paid or accrued. Also in the prior period an amount of $58,333 pertaining to the renegotiating of the Network Direct, Inc. membership contract was amortized into revenue. This amount was subsequently adjusted at June 30, 1996 of which the net effect was to reduce revenue by $43,750. The September 30, 1995 loss, excluding these two amounts, would have been $75,039 constituting an increase in the loss from the prior period of $72,997.

Membership fees decreased $93,971 (33%) from $288,736 of the prior year to $194,765. Adjusting for the above mentioned difference in amortization of revenue, the actual decrease was only $50,221. Since revenue is recorded on an amortized basis the difference would have to be analyzed over the length of the membership periods which can vary from one to three years. On a cash basis, membership fees decreased by $22,486 (21%) from $108,130 of the prior year to $85,644 the current year. The Company's significant membership program, Network Direct, Inc., recorded a decrease of $7,067 from the prior period. The remaining portion of the decrease is attributed to a mixture of other smaller membership enhancement programs of which vary month to month. Management is anticipating the decreases will be made up in the coming months.

Merchandise sales decreased by $109,587 (15%) from $727,429 the prior year to $617,842 the current year. Merchandise sales are a combination of membership merchandise sales and premium incentive merchandise sales. Membership merchandise sales decreased by $131,780 (41%) from the prior period. Gross profit on these sales is approximately break-even because of the membership fee. Premium incentive merchandise sales increased $22,193 (5%) from the prior period. Gross profit (excluding sales commissions) on these sales is approximately 40%.

Sales commissions increased by $4,751 (27%) from $85,069 the prior year to $89,820 the current year. The increase resulted from greater sales derived from independent sales agent. Commission rates to independent agents range from 1% to 25% of sales. When sales commissions are added to the calculation then gross profit on premium incentive merchandise sales is approximately 23% for the current year versus 20% for the prior year.

Selling, general and administrative expenses increased by $25,117 (6%) from $416,078 the prior year to $441,195 the current year. The major fluctuations included the following: Wages increased by $9,624 (5%) over the prior period reflecting cost of living adjustments. Employee health insurance increased by $13,190 (70%) over the prior period. The Company was on a partial self-funding plan, but effective August 1, 1996 the Company changed to a fixed fee plan.
The increase reflects the cost of actual expenses and the start-up of the new plan. Professional Services increased by $15,907 (56%) over the prior period of which $8,000 pertains to fees paid to a consultant retained to search for acquisition candidates. The remaining balance pertains to miscellaneous legal matters. Rent expense decreased by $22,128 (42%) over the prior period which reflects the lease re-negotiation of October, 1995.

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

The covenants and rights to remedies for nonpayment have been waived through January 1, 1997.

Effective July 1, 1996, the investment fund partnership has waived for one year future interest to be paid or accrued on the convertible debenture, short-term note payable and related accrued interest.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 OTHER INFORMATION
None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 AMERISHOP CORP.

                                                 Joseph B. Preston
                                                 -------------------------------
                                                 Joseph B. Preston, Chairman/CEO


                                                 Steven R. Salasky
                                                 -------------------------------
                                                 Steven R. Salasky - Controller

                                  AMERISHOP

                                EXHIBIT INDEX


Exhibit No.    Description                                    Page No.
-----------    -----------                                    --------

    27         Financial Data Schedule                           12