Form 10-Q
period 1996-12-31
AMERISHOP CORP
filed 1997-02-12
CIK 799898

                                   FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended December 31, 1996                Commission File Number 33-8333-D

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

          Yes    x                                No
               -------                                -------
  As of February 10, 1997, 2,894,765 shares of common stock were outstanding.

                                AMERISHOP CORP.

                                   FORM 10-Q

                                     INDEX


Descriptions                                                                                   Page Number
------------                                                                                   -----------
Cover Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

Part I.  Financial Information
           1. Financial Statements (Unaudited)

           Balance Sheets
              December 31, 1996 and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . .       3

           Statements of Operations
              Three Months Ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . .       4

           Statements of Operations
              Six Months Ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .       5

           Statement of Cash Flows
              Six Months Ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .       6

           Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .      7-8

           2. Management's Discussion and Analysis of Results
              of Operations and Financial Conditions  . . . . . . . . . . . . . . . . . . . .      9-11

Part II.

           1.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
           2.  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .        12


1.  FINANCIAL INFORMATION

                                AMERISHOP CORP.
                           BALANCE SHEETS (UNAUDITED)

                                                                     December 31,            June 30,
                                                                        1996                  1996
                                                                     -----------           -----------
ASSETS
------
CURRENT ASSETS:
    Cash                                                             $   121,900           $    72,429
    Prepaid expenses                                                     235,418                65,246
    Accounts receivable                                                  455,213               461,603
    Prepayments to vendors                                               109,823               127,191
    Inventory                                                             75,491                80,109
                                                                     -----------           -----------
       Total current assets                                              997,845               806,578

EQUIPMENT, net                                                            24,880                29,520
                                                                     -----------           -----------

    Total assets                                                     $ 1,022,725           $   836,098
                                                                     ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                 $   447,046           $   516,512
    Customer deposits                                                    865,389               500,811
    Deferred membership revenue                                          403,149               461,364
    Notes payable (Note 3)                                             1,911,134             1,628,445
    Accrued interest                                                   1,033,757               847,714
    Current maturities of long-term debt (Note 3)                      2,000,000             2,000,000
    Other current liabilities                                             98,189               114,146
                                                                     -----------           -----------
       Total current liabilities                                       6,758,664             6,068,992

DEFERRED MEMBERSHIP REVENUE                                               29,166                58,333
LONG-TERM DEBT, less current maturities (Note 3)                          19,367                11,573

SHAREHOLDERS' EQUITY: (Deficit)
    Preferred stock, $.001 par value per share,
       1,000,000 shares authorized and no shares issued.
    Common stock, $.00001 par value per share, 20,000,000
       shares authorized, 2,894,765 shares
       outstanding at December 31, 1996 and June 30, 1996                     30                    30
    Additional paid-in capital                                           697,820               697,820
    Accumulated deficit                                               (6,482,322)           (6,000,650)
                                                                     -----------           -----------
       Total shareholders' equity/(deficit)                           (5,784,472)           (5,302,800)
                                                                     -----------           -----------

    Total liabilities and shareholders' equity (deficit)             $ 1,022,725           $   836,098
                                                                     ===========           ===========

The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                               Three Months Ended
                                                                                  December 31,
                                                                           1996                1995
                                                                       ----------           ----------
REVENUES:
    Membership fees                                                    $  189,365           $  288,587
    Merchandise sales                                                     970,825            1,147,071
    Travel revenue                                                              0                    0
    Promotional revenue                                                    13,966               66,473
                                                                       ----------           ----------
       Total revenues                                                   1,174,156            1,502,131
                                                                       ----------           ----------

EXPENSES:
    Sales commissions                                                     155,133              121,712
    Cost of merchandise sales                                             699,971              865,366
    Cost of travel revenue                                                      0                    0
    Selling, general and administrative                                   454,909              389,361
    Promotional expenses                                                    5,450               62,789
                                                                       ----------           ----------
       Total expenses                                                   1,315,463            1,439,228
                                                                       ----------           ----------
    Income/(Loss) from operations                                        (141,307)              62,903

OTHER INCOME (EXPENSE):
    Interest income                                                         1,024                  891
    Other income                                                              265                  470
    Loss on lease renegotiation                                                 0              (17,624)
    Interest expense (Note 3)                                            (193,619)            (130,191)
                                                                       ----------           ----------
       Total other income (expense)                                      (192,330)            (146,454)
                                                                       ----------           ----------
Net loss                                                               $ (333,637)          $  (83,551)
                                                                       ==========           ==========

Net Loss Per Share (Note 4)                                                  (.12)          $     (.03)
                                                                       ==========           ==========

Weighted Average Shares Outstanding                                     2,894,765            2,894,765
                                                                       ==========           ==========

The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                Six Months Ended
                                                                                  December 31,
                                                                           1996                1995
                                                                       ----------           ----------
REVENUES:
    Membership fees                                                    $  384,130           $  577,323
    Merchandise sales                                                   1,588,667            1,874,500
    Travel revenue                                                              0                    0
    Promotional revenue                                                    63,467               79,587
                                                                       ----------           ----------
       Total revenues                                                   2,036,264            2,531,410
                                                                       ----------           ----------
EXPENSES:
    Sales commissions                                                     244,952              206,781
    Cost of merchandise sales                                           1,143,184            1,422,000
    Cost of travel revenue                                                      0                    0
    Selling, general and administrative                                   896,105              805,439
    Promotional expenses                                                   35,863               65,345
                                                                       ----------           ----------
       Total expenses                                                   2,320,104            2,499,565
                                                                       ----------           ----------
    Income/(Loss) from operations                                        (283,840)              31,845

OTHER INCOME (EXPENSE):
    Interest income                                                         1,187                1,831
    Other income                                                              831                1,245
    Loss on lease renegotiation                                                 0              (17,624)
    Interest expense (Note 3)                                            (199,850)            (251,029)
                                                                       ----------           ----------
       Total other income (expense)                                      (197,832)            (265,577)
                                                                       ----------           ----------
Net loss                                                               $ (481,672)          $ (233,732)
                                                                       ==========           ==========

Net Loss Per Share (Note 4)                                            $     (.17)          $     (.08)
                                                                       ==========           ==========

Weighted Average Shares Outstanding                                     2,894,765            2,894,765
                                                                       ==========           ==========

The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the six months ended December 31, 1996 and 1995


                                                                          1996                 1995
                                                                       ----------           ----------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                                                               $ (481,672)          $ (233,732)
Adjustments to reconcile net loss
       to net cash from operating activities:
    Loss on lease renegotiation                                                 0               17,624
    Depreciation and amortization                                           6,615                9,103
    Changes in assets and liabilities:
       Prepaid expenses                                                  (170,172)            (205,350)
       Accounts receivable                                                  6,390              (87,694)
       Prepayments to vendors                                              17,368              (72,269)
       Inventory                                                            4,618              (14,031)
       Accounts payable                                                   (69,466)             (61,799)
       Customer deposits                                                  364,578              399,446
       Deferred membership revenue                                        (87,382)                 827
       Deferred non-compete revenue                                             0              (25,002)
       Accrued interest                                                   186,046              249,274
       Other current liabilities                                          (15,954)             (51,908)
                                                                       ----------           ----------
Net cash used in operating activities                                    (239,031)             (75,511)
                                                                       ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (1,976)                   0
                                                                       ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under long-term
       debt and capital lease obligations                                       0               (7,535)
    Principal payments under short-term debt obligations                  (19,799)                   0
    Net Proceeds from revolving line of credit                            102,485                    0
    Proceeds from the issuance notes payable                              200,000              200,000
    Increase in deferred rent                                               7,792                    0
                                                                       ----------           ----------
                                                                          290,478              192,465

NET CHANGE IN CASH                                                         49,471              116,954

CASH AT BEGINNING OF PERIOD                                                72,429               47,210
                                                                       ----------           ----------

CASH AT END OF PERIOD                                                  $  121,900           $  164,164
                                                                       ==========           ==========


SUPPLEMENTAL SCHEDULE OF NON CASH
INVESTING AND FINANCING ACTIVITIES

For the six months ended December 31, 1995 the Company was released of $195,471 in accrued rent obligations when it entered into a new lease, for which it issued $213,095 in stock.


The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               December 31, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in the annual financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments (of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

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

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

The Company has $2,000,000 of convertible debentures payable to an investment fund partnership payable in quarterly installments of interest only at 12.5% per annum. Commencing on August 1, 1995, monthly principal installments of $10 per $1,000 borrowed were required. As of December 31, 1996, the $2,000,000 debenture is classified as a current liability due to violations of debt covenants as described below.

In addition, the Company has demand notes payable to the same investment fund partnership totaling $1,428,445 that were due no later than July 1, 1995, demand notes payable totaling $200,000 that were due March 31, 1996 and demand notes payable totaling $100,000 that is due October 5, 1997. Interest is payable at 12.5% per annum on the demand notes due July 1, 1995 and March 31, 1996 and 10% per annum on the demand note due October 5, 1997. These notes are collateralized by the Company's accounts receivable.

The Company is in default of its financial loan covenants on the debentures.
It is also in default of its interest installments since May 1, 1994 and principal installments since August 1, 1995 on the debentures and the notes payable. These covenants and default from nonpayment of interest have been waived through March 31, 1997. Also effective July 1, 1996 the investment fund partnership has waived for one year future interest to be paid or accrued on the convertible debenture, short-term note payable and related accrued interest totaling $4,476,162. Under FASB 15 a new effective interest rate of 8.17% was determined for the remaining term of the note and an amount of $182,851 for the six months ending December 31, 1996 was accrued for interest expense.

The investment fund partnership has the right at any time to convert any issued debenture into the common stock of the Company at $0.56309 per share. The debenture can be redeemed by the Company at any time after July 1995, at varying premium rates above par.

There are no quoted market prices for this convertible debenture. Because the Company is unable to estimate the timing and ultimate settlement of this convertible debenture and related accrued interest, it is unable to estimate the fair value at December 31, 1996.

As of December 31, 1996, the Company has a demand note payable to Network Direct, Inc. totaling $80,200 which was due December 1, 1996. Network Direct, Inc. has extended this note payable and will retain renewal membership fees until the note payable is repaid. Interest is accrued at 12% and has a balance of $817.39. Also the Company has a revolving line of credit secured by accounts receivable with Publishers Credit Service, Inc. totaling $102,485. Interest is payable at prime plus 3.75%. The maximum amount of the credit line is $250,000.

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

                                AMERISHOP CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company has a working capital deficit of $5,760,819 at December 31, 1996.
A major portion of this deficit relates to the convertible debentures, short term notes payable and accrued interest totaling $4,761,388 due to an investment fund partnership. Management is currently working with the investment group to extend this debt and/or convert it into equity. Effective July 1, 1996 the investment group has waived for one year any additional future interest to be paid or accrued on the convertible debentures, short term notes payable and accrued interest. Under FASB 15, an interest amount of $182,851 for the six months ending December 31, 1996 was accrued yeilding an effective rate of 8.17%for the remaining term of the note.

If the debt can be deferred beyond one year or converted, the Company is left with a $999,431 deficit of which $403,149 represents deferred membership revenue. The deferred revenue will be liquidated through amortization into income over the next twelve months and therefore will not require the use of cash resources. On July 12, 1996, the Company received a short term loan from Network Direct, Inc. (NDI) for $100,000 at 12% interest. The note and accrued interest was due December 1, 1996, at which time, NDI agreed to extend the note payable while retaining any renewal membership fees due to AmeriShop. As of December 31, 1996 the balance of the note payable and accrued interest was $81,018. Management is seeking additional equity financing to offset the remaining working capital deficit of $515,264. On October 5, 1996 the Company received a one year loan from the investment fund partnership for $100,000 at 10% interest. The Company has also utilized its accounts receivable financing by borrowing $466,000 over the last three months. As of December 31, 1996 the outstanding loan balance was $102,485.

The Company had a deficiency in shareholders' equity of $6,482,322 as of December 31, 1996 and its continuation is dependent upon meeting its liabilities as they become due and attaining profitable operations. Management believes that it can attain profitable operations in the future through its merchandise premium incentive programs which it continues to actively market.

In order to generate substantial growth and become profitable, the Company must have additional marketing capital or a strategic acquisition. In this regard, Management is actively pursuing a private placement through a venture capitalist. With an investment in the $2-$3 million range, Management believes that the Company would be properly positioned to overcome any operations shortfalls and provide a substantial investment into the marketing of its programs. The private placement would also position the Company for an offering of its shares, which would provide additional marketing capital and allow it to follow its acquistion strategy.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1996 VS. 1995

The Company experienced a loss of $333,637 during the quarter ended December 31, 1996 compared to a loss of $83,551 for the same period of the prior year. In the prior year, interest expense on convertible debentures, short-term notes and accrued interest to an investment fund partnership was $130,076. Effective July 1, 1996 the investment fund partnership has waived for one year any future interest to be paid or accrued. Under FASB 15, an interest amount of $182,851 was accrued, constituting an increase of $52,775. Also in the prior period an amount of $58,333 pertaining to the renegotiating of the Network Direct, Inc. membership contract was amortized into revenue. This amount was subsequently adjusted at June 30, 1996 of which the net effect was to reduce revenue by $43,750. Adjusting for these two amounts, the comparable net income (loss) for December 31, 1996 and 1995 would of been ($150,786) and $2,775 respectively constituting an increased loss of $153,561.

Membership fees decreased $99,222 (34%) from $288,587 of the prior year to $189,365. Adjusting for the above mentioned difference in amortization of revenue, the actual decrease was only $55,472. Since revenue is recorded on an amortized basis the difference would have to be analyzed over the length of the membership periods which can vary from one to three years. On a cash basis, membership fees decreased by $55,215 (21%) from $262,706 of the prior year to $207,491 the current year. The Company's significant membership program, Network Direct, Inc., recorded a decrease of $46,450 from the prior period, $49,042 in new memberships and $2,592 increase in renewal memberships. The remaining portion of the decrease is attributed to a mixture of other smaller membership enhancement programs of which vary month to month.

Merchandise sales decreased by $176,246 (15%) from $1,147,071 the prior year to $970,825 the current year. Merchandise sales are a combination of membership merchandise sales and premium incentive merchandise sales. Membership merchandise sales increased by $53,863 (17%) from the prior period. Gross profit on these sales is approximately break-even because of the membership fee. Premium incentive merchandise sales decreased $180,149 (23%) from the prior period. Gross profit (excluding sales commissions) on these sales is approximately 40%. A direct mail catalog that generated $49,960 in merchandise sales in the prior period did not occur this year. Gross profit on this program was approximately 20%.

Sales commissions increased by $33,421 (27%) from $121,712 the prior year to $155,133 the current year. The increase resulted from greater sales derived from independent sales agents. Commission rates to independent agents range from 1% to 25% of sales. When sales commissions are added to the calculation then gross profit on premium incentive merchandise sales is approximately 17% for the current period versus 15% for the prior period. Overall, gross profit from merchandise sales decreased $44,272 (28%) from the prior period.

Promotional revenue decreased significantly, but on a gross profit basis there was an increase of $4,832 (131%) over the prior period. In the prior period, sales of kits and materials were for programs that are no longer being serviced. The variance in revenue is due to the timing of program start dates and should be made up in the coming months.

Selling, general and administrative expenses increased by $65,548 (17%) from $389,361 the prior period to $454,909 the current period. The major fluctuations included the following: Wages increased by $34,300 (17%) over the prior period. In the current period a new premium incentive sales representative was added along with an internet designer for our current world wide web project. Also, additional staff was added for the Christmas season. Employee health insurance increased by $6,831 (38%) over the prior period. The Company was on a partial self-funding plan, but effective August 1, 1996 the Company changed to a fixed fee plan. The increase reflects the cost of actual expenses and the start-up of the new plan. Professional Services increased by $5,579 (44%) over the prior period of which $8,000 pertains to fees paid to a consultant retained to search for acquisition candidates. Also, in the current period the Company exhibited at the Naitonal Premium Incentive Show in Chicago, which increased advertising expenses by approximatley $15,000. The remaining fluxuations pertain to various other expenses of which are not material.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 VS. 1995

The Company experienced a loss of $481,672 during the six months ended December 31, 1996 compared to a loss of $233,732 for the same period of the prior year. In the prior year, interest expense on convertible debentures, short-term notes and accrued interest to an investment fund partnership was $249,873. Effective July 1, 1996 the investment fund partnership has waived for one year any future interest to be paid or accrued. Under FASB 15, an interest amount of $182,851 was accrued, constituting a decrease of $67,022. Also, in the prior period an amount of $116,666 pertaining to the renegotiating of the Network Direct, Inc. membership contract was amortized into revenue. This amount was subsequently adjusted at June 30, 1996 of which the net effect was to reduce revenue by $87,500. Adjusting for these two amounts the comparable net losses for December 31, 1996 and 1995 would of been $298,821 and $71,359 constituting an increased loss of $227,462.

Membership fees decreased $193,193 (34%) from $577,323 of the prior year to $384,130. Adjusting for the above mentioned difference in amortization of revenue, the actual decrease was $105,693. Since revenue is recorded on an amortized basis the difference would have to be analyzed over the length of the membership periods which can vary from one to three years. On a cash basis, membership fees decreased by $77,701 (21%) from $370,836 of the prior year to $293,135 the current year. The Company's significant membership program, Network Direct, Inc., recorded a decrease of $53,517 from the prior period, $54,645 in new memberships and an increase of $1,128 in renewal memberships. The remaining portion of the decrease is attributed to a mixture of other smaller membership enhancement programs of which vary month to month.

Merchandise sales decreased by $285,833 (15%) from $1,874,500 the prior year to $1,588,667 the current year. Merchandise sales are a combination of membership merchandise sales and premium incentive merchandise sales. Membership merchandise sales decreased by $74,147 (12%) from the prior period. Gross profit on these sales is approximately break-even because of the membership fee. Premium incentive merchandise sales decreased $161,726 (14%) from the prior period. Gross profit (excluding sales commissions) on these sales is approximately 40%. A direct mail catalog that generated $49,960 in merchandise sales in the prior period did not occur this year. Gross profit on this program was approximately 20%.

Sales commissions increased by $38,171 (18%) from $206,781 the prior year to $244,952 the current year. The increase resulted from greater sales derived from independent sales agents. Commission rates to independent agents range from 1% to 25% of sales. When sales commissions are added to the calculation then gross profit on premium incentive merchandise sales is approximately 17% for the current period versus 15% for the prior period. Overall, gross profit from merchandise sales decreased by $45,188 (18%) over the prior period.

Gross profit on promotional revenue increased $13,362 (93%) over the prior period. This reflects an increase in mark-up on materials and the sale of higher profit margin items than the prior year.

Selling, general and administrative expenses increased by $90,666 (11%) from $805,439 the prior period to $896,105 the current period. The major fluctuations included the following: Wages increased by $41,372 (11%) over the prior period. In the current period a new premium incentive representative, an internet web designer and seasonal staff were added. Employee health insurance increased by $20,021 (55%) over the prior period. The Company was on a partial self-funding plan, but effective August 1, 1996 the Company changed to a fixed fee plan. The increase reflects the cost of actual expenses and the start-up of the new plan. Professional Services increased by $21,486 (52%) over the prior period of which $16,000 pertains to fees paid to a consultant retained to search for acquisition candidates. Rent expense decreased by $22,128 (26%) over the prior period which reflects the lease re-negotiation of October 1995. Also, in the current period the Company exhibited at the National Premium Incentive Show in Chicago, which increased advertising expenses by approximately $15,000. The remaining fluxuations pertain to various other expenses at which are not material.

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

The covenants and rights to remedies for non-payment of interest and fees have been waived through January 1, 1997.

Effective July 1, 1996, the investment fund partnership has waived for one year future interest to be paid or accrued on the convertible debentures, short-term note payable and related accrued interest. Under FASB 15 an interest amount of $182,851 for the six months ended December 31, 1996 has been accrued.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 OTHER INFORMATION
None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERISHOP CORP.


                                        /s/ Joseph B. Preston
                                        --------------------------------
                                        Joseph B. Preston, Chairman/CEO


                                        /s/ Steven R. Salasky
                                        --------------------------------
                                        Steven R. Salasky, Controller

                                EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
 27                       Financial Data Schedule