Form 10-Q
period 1997-03-31
AMERISHOP CORP
filed 1997-05-14
CIK 799898

                                   FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    Quarter ended March 31, 1997             Commission File Number 33-8333-D

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

    As of May 15, 1997, 2,894,765 shares of common stock were outstanding.

                                AMERISHOP CORP.

                                   FORM 10-Q

                                     INDEX


Descriptions                                                              Page Number
------------                                                              -----------
Cover Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Index   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Part I.  Financial Information
         1. Financial Statements (Unaudited)

     Balance Sheets
        March 31, 1997 and June 30, 1996  . . . . . . . . . . . . . . . . . . 3

     Statements of Operations
        Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . 4

     Statements of Operations
        Nine Months Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . 5

     Statement of Cash Flows
        Nine Months Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . 6

     Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . 7-8

     2. Management's Discussion and Analysis of Results
        of Operations and Financial Conditions  . . . . . . . . . . . . . . . 9-11

Part II.

     1.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . 12
     2.  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

1.  FINANCIAL INFORMATION

                                AMERISHOP CORP.
                           BALANCE SHEETS (UNAUDITED)


                                                           March 31,     June 30,
                                                              1997         1996
                                                          -----------  -----------
ASSETS
------
CURRENT ASSETS:
   Cash                                                   $    72,599  $    72,429
   Prepaid expenses                                            71,650       65,246
   Accounts receivable                                        567,430      461,603
   Prepayments to vendors                                     227,604      127,191
   Inventory                                                  179,095       80,109
                                                          -----------  -----------
     Total current assets                                   1,118,378      806,578

EQUIPMENT, net                                                 22,770       29,520
                                                          -----------  -----------

   Total assets                                           $ 1,141,148  $   836,098
                                                          ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                       $   728,063  $   516,512
   Customer deposits                                          775,989      500,811
   Deferred membership revenue                                416,936      461,364
   Notes payable (Note 3)                                   2,017,844    1,628,445
   Accrued interest                                         1,127,539      847,714
   Current maturities of long-term debt (Note 3)            2,000,000    2,000,000
   Other current liabilities                                   95,613      114,146
                                                          -----------  -----------
     Total current liabilities                              7,161,984    6,068,992

DEFERRED MEMBERSHIP REVENUE                                    14,583       58,333
LONG-TERM DEBT, less current maturities (Note 3)               23,285       11,573

SHAREHOLDERS' EQUITY: (Deficit)
   Preferred stock, $.001 par value per share,
     1,000,000 shares authorized and no shares issued.
   Common stock, $.00001 par value per share, 20,000,000
     shares authorized, 2,894,765 shares
     outstanding at March 31, 1997 and June 30, 1996               30           30
   Additional paid-in capital                                 697,820      697,820
   Accumulated deficit                                     (6,756,554)  (6,000,650)
                                                          -----------  -----------
     Total shareholders' equity/(deficit)                  (6,058,704)  (5,302,800)
                                                          -----------  -----------

   Total liabilities and shareholders' equity (deficit)   $ 1,141,148  $   836,098
                                                          ===========  ===========


The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  Three Months Ended
                                                        March 31,
                                                    1997        1996
                                                 ----------  ----------
         REVENUES:
            Membership fees                      $  167,640  $  289,703
            Merchandise sales                       719,587   1,156,276
            Travel revenue                          322,593     194,801
            Promotional revenue                     104,562      87,870
                                                 ----------  ----------
               Total revenues                     1,314,382   1,728,650
                                                 ----------  ----------

         EXPENSES:
            Sales commissions                       172,373     116,368
            Cost of merchandise sales               505,148     862,717
            Cost of travel revenue                  266,974     176,279
            Selling, general and administrative     449,440     463,791
            Promotional expenses                     96,838      97,830
                                                 ----------  ----------
               Total expenses                     1,490,773   1,716,985
                                                 ----------  ----------
            Income/(Loss) from operations          (176,391)     11,665

         OTHER INCOME (EXPENSE):


            Interest income                             518         993
            Other income                              3,261       1,686
            Interest expense (Note 3)              (101,619)   (133,077)
                                                 ----------  ----------
               Total other income (expense)         (97,840)   (130,398)
                                                 ----------  ----------
         Net loss                                $ (274,231) $ (118,733)
                                                 ==========  ==========

         Net Loss Per Share (Note 4)             $     (.09) $    (.04)
                                                 ==========  ==========

         Weighted Average Shares Outstanding      2,894,765   2,894,765
                                                 ==========  ==========


The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Nine Months Ended
                                                         March 31,

                                                    1997        1996
                                                    ----        ----
         REVENUES:
            Membership fees                      $  551,770  $  867,025
            Merchandise sales                     2,308,255   3,030,777
            Travel revenue                          322,593     194,801
            Promotional revenue                     168,029     167,457
                                                 ----------  ----------
               Total revenues                     3,350,647   4,260,060
                                                 ----------  ----------
         EXPENSES:
            Sales commissions                       417,325     323,149
            Cost of merchandise sales             1,648,332   2,284,717
            Cost of travel revenue                  266,974     176,279
            Selling, general and administrative   1,345,545   1,287,310
            Promotional expenses                    132,703     145,096
                                                 ----------  ----------
               Total expenses                     3,810,879   4,216,551
                                                 ----------  ----------
            Income/(Loss) from operations          (460,232)     43,509

         OTHER INCOME (EXPENSE):
            Interest income                           1,704       2,824
            Other income                              4,092       2,932
            Loss on lease renegotiation                   0     (17,624)
            Interest expense (Note 3)              (301,468)   (384,106)
                                                 ----------  ----------
               Total other income (expense)        (295,672)   (395,974)
                                                 ----------  ----------
         Net loss                                $ (755,904)  $(352,465)
                                                 ==========  ==========

         Net Loss Per Share (Note 4)             $     (.26) $     (.13)
                                                 ==========  ==========

         Weighted Average Shares Outstanding      2,894,765   2,894,765
                                                 ==========  ==========


The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the nine months ended March 31, 1997 and 1996



                                                            1997        1996
                                                            ----        ----
CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                                                 $(755,904)  $(352,465)
Adjustments to reconcile net loss
      to net cash from operating activities:
   Loss on lease renegotiation                                   0      17,624
   Depreciation and amortization                             9,784      13,315
   Changes in assets and liabilities:
      Prepaid expenses                                      (6,404)    (38,940)
      Accounts receivable                                 (105,827)   (193,589)
      Prepayments to vendors                              (100,413)    (95,119)
      Inventory                                            (98,986)    (10,557)
      Accounts payable                                     211,551     (43,360)
      Customer deposits                                    275,178     292,212
      Deferred membership revenue                          (88,178)    (74,370)
      Deferred non-compete revenue                               0     (37,483)
      Accrued interest                                     279,828     381,965
      Other current liabilities                            (18,532)    (47,685)
                                                         ---------   ---------
Net cash used in operating activities                     (397,903)   (188,452)
                                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                     (3,035)    (10,547)
                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term
      debt and capital lease obligations                         0      (4,625)
   Principal payments under short-term debt obligations    (63,290)          0
   Net Proceeds from revolving line of credit              252,686           0
   Proceeds from the issuance of notes payable             200,000     200,000
   Increase in deferred rent                                11,712           0
                                                         ---------   ---------
                                                           401,108     195,375

NET CHANGE IN CASH                                             170      (3,624)

CASH AT BEGINNING OF PERIOD                                 72,429      47,210
                                                         ---------   ---------

CASH AT END OF PERIOD                                    $  72,599   $  43,586
                                                         =========   =========


SUPPLEMENTAL SCHEDULE OF NON CASH
INVESTING AND FINANCING ACTIVITIES

For the nine months ended March 31, 1996 the Company was released of $195,471 in accrued rent obligations when it entered into a new lease, for which it issued $213,095 in stock.


The accompanying notes are an integral part of these financial statements.

                                AMERISHOP CORP.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in the annual financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments (of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

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

Equipment and Depreciation - Equipment is stated at cost less accumulated depreciation. Improvements and betterment's are capitalized; maintenance and repairs are charged to expense as incurred. Depreciation is provided by the use of straight-line and accelerated methods for both financial reporting and income tax purposes over the estimated useful lives of 3 to 7 years.

Industry Segment - The Company operates as a provider of consumer merchandise and other services. It services customers through consumer benefit programs as well as premium incentive programs.

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

The Company has $2,000,000 of convertible debentures payable to an investment fund partnership payable in quarterly installments of interest only at 12.5% per annum. Commencing on August 1, 1995, monthly principal installments of $10 per $1,000 borrowed were required. As of March 31, 1997, the $2,000,000 debenture is classified as a current liability due to violations of debt covenants as described below.

In addition, the Company has demand notes payable to the same investment fund partnership totaling $1,428,445 that were due no later than July 1, 1995, demand notes payable totaling $200,000 that were due March 31, 1996 and demand notes payable totaling $100,000 that is due October 5, 1997. Interest is payable at 12.5% per annum on the demand notes due July 1, 1995 and March 31, 1997 and 10% per annum on the demand note due October 5, 1997. These notes are collateralized by the Company's accounts receivable.

The Company is in default of its financial loan covenants on the debentures.
It is also in default of its interest installments since May 1, 1994 and principal installments since August 1, 1995 on the debentures and the notes payable. These covenants and default from nonpayment of interest have been waived through May 20, 1997. Also effective July 1, 1996 the investment fund partnership has waived for one year future interest to be paid or accrued on the convertible debenture, short-term note payable and related accrued interest totaling $4,476,162. Under FASB 15 a new effective interest rate of 8.17% was determined for the remaining term of the note and an amount of $274,277 for the nine months ending March 31, 1997 was accrued for interest expense related to this note.

The investment fund partnership has the right at any time to convert any issued debenture into the common stock of the Company at $0.56309 per share. The debenture can be redeemed by the Company at any time after July 1995, at varying premium rates above par.

There are no quoted market prices for this convertible debenture. Because the Company is unable to estimate the timing and ultimate settlement of this convertible debenture and related accrued interest, it is unable to estimate the fair value at March 31, 1997.

As of March 31, 1997, the Company has a demand note payable to Network Direct, Inc. totaling $36,709 which was due December 1, 1996. Network Direct, Inc. has extended this note payable and will retain renewal membership fees until the note payable is repaid. Interest is accrued at 12% and has a balance of $628.46. Also the Company has a revolving line of credit secured by accounts receivable with Publishers Credit Service, Inc. totaling $252,686. Interest is payable at prime plus 3.75%. The maximum amount of the credit line is $250,000. The overage is due to the Company being at maximum borrowing capacity and the addition of March interest, which was subsequently paid.

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

                                AMERISHOP CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company has a working capital deficit of $6,043,606 at March 31, 1997. A major portion of this deficit relates to the convertible debentures, short term notes payable and accrued interest totaling $4,581,082 due to an investment fund partnership. Management is currently working with the investment group to extend this debt and/or convert it into equity. Effective July 1, 1996 the investment group has waived for one year any additional future interest to be paid or accrued on the convertible debentures, short term notes payable and accrued interest. Under FASB 15, an interest amount of $274,276 for the nine months ending March 31, 1997 was accrued yielding an effective rate of 8.17% for the remaining term of the note.

If the debt can be deferred beyond one year or converted, the Company is left with a $1,188,248 deficit of which $416,936 represents deferred membership revenue. The deferred revenue will be liquidated through amortization into income over the next twelve months and therefore will not require the use of cash resources. Management is seeking additional equity financing to offset the remaining working capital deficit of $771,312. On July 12, 1996, the Company received a short term loan from Network Direct, Inc. (NDI) for $100,000 at 12% interest. The note and accrued interest was due December 1, 1996, at which time, NDI agreed to extend the note payable while retaining any renewal membership fees due to AmeriShop. As of March 31, 1997 the balance of the note payable and accrued interest was $37,337. The Company has utilized its accounts receivable financing by borrowing $1,691,370 over the last nine months. As of March 31, 1997 the outstanding loan balance was $252,686.

The Company had a deficiency in shareholders' equity of $6,756,554 as of March 31, 1997 and its continuation is dependent upon meeting its liabilities as they become due and attaining profitable operations. Management believes that it can attain profitable operations in the future through its merchandise premium incentive programs which it continues to actively market.

In order to generate substantial growth and become profitable, the Company must have additional marketing capital or a strategic acquisition. In this regard, Management is actively pursuing a private placement. With an investment in the $1-$2 million range, Management believes that the Company would be properly positioned to overcome any operations shortfalls and provide a substantial investment into the marketing of its programs. The private placement would also position the Company for an offering of its shares, which would provide additional marketing capital and allow it to follow its acquisition strategy.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 VS. 1996

The Company experienced a loss of $274,231 during the quarter ended March 31, 1997 compared to a loss of $118,733 for the same period of the prior year. In the prior year, interest expense on convertible debentures, short-term notes and accrued interest to an investment fund partnership was $132,691. Effective July 1, 1996 the investment fund partnership has waived for one year any future interest to be paid or accrued. Under FASB 15, an interest amount of $91,372 was accrued, constituting an decrease of $41,319. Also in the prior period an amount of $58,333 pertaining to the renegotiating of the Network Direct, Inc. membership contract was amortized into revenue. This amount was subsequently adjusted at June 30, 1996 of which the net effect was to reduce revenue by $43,750. Adjusting for these two amounts, the comparable net loss for March 31, 1997 and 1996 would of been ($182,859) and ($29,792) respectively constituting an increased loss of $153,067.

Membership fees decreased $122,063 (42%) from $289,703 of the prior year to $167,640. Adjusting for the above mentioned difference in amortization of revenue, the actual decrease was $78,313 (31%). Since revenue is recorded on an amortized basis the difference would have to be analyzed over the length of the membership periods which can vary from one to three years. On a cash basis, membership fees decreased by $35,464 (18%) from $200,189 of the prior year to $164,725 the current year. The Company's significant membership program, Network Direct, Inc., recorded a decrease of $27,698 from the prior period, $49,510 in new memberships and $21,812 increase in renewal memberships. The remaining portion of the decrease is attributed to a mixture of other smaller membership enhancement programs of which vary month to month.

Merchandise sales decreased by $436,689 (38%) from $1,156,276 the prior year to $719,587 the current year. Merchandise sales are a combination of membership merchandise sales and premium incentive merchandise sales. Membership merchandise sales decreased by $125,757 (35%) from the prior period. Net loss on these sales is approximately 6%. The merchandise is sold at break-even because of the membership fee, but the Company covers the guarantee of savings which amounts to 6% of sales. Premium incentive merchandise sales decreased $279,650 (37%) from the prior period. Gross profit (excluding sales commissions) on these sales is approximately 42%, increasing approximately 3% over the prior period. A direct mail catalog that generated $31,282 in merchandise sales in the prior period did not occur this year. Gross profit on this program was approximately 16% during the period.

Sales commissions increased by $56,005 (48%) from $116,368 the prior year to $172,373 the current year. The increase resulted from greater sales derived from independent sales agents. Commission rates to independent agents range from 1% to 25% of sales. When sales commissions are added to the calculation then gross profit on premium incentive merchandise sales is approximately 17% for the current period versus 21% for the prior period. Overall, gross profit from merchandise sales decreased $135,125 (76%) from the prior period.

Travel revenue increased by $127,792 (65%) over the prior period. The increase resulted from a new incentive client at a higher volume than the previous year. Gross profit also increased from 9.5% the previous period to 17.24% the current period.

Promotional revenue increased by $16,692 (19%) over the prior period. Promotional revenue is a combination of materials and administration fees for premium incentive programs. The variance in revenue is due to the timing of program start dates. In the prior period approximately $20,000 was written off for obsolete incentive catalogs. Adjusting for this amount the comparable gross profits for the quarter ending March 31, 1997 and 1996 were $7,724 and $10,040 respectively, a decrease of $2,316 (22%).

Selling, general and administrative expenses decreased by $14,351 (3%) from $463,791 the prior period to $449,440 the current period. The major fluctuation pertained to employee health insurance which decreased by $14,676 (46%) over the prior period. The Company was on a partial self-funding plan, but effective August 1, 1996 the Company changed to a fixed fee plan. The decrease reflects the savings of the new plan. The remaining fluctuations pertain to various other expenses of which are not material.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997 VS. 1996

The Company experienced a loss of $755,904 during the nine months ended March 31, 1997 compared to a loss of $352,465 for the same period of the prior year. In the prior year, interest expense on convertible debentures, short-term notes and accrued interest to an investment fund partnership was $382,564. Effective July 1, 1996 the investment fund partnership has waived for one year any future interest to be paid or accrued. Under FASB 15, an interest amount of $274,277 was accrued, constituting a decrease of $108,337. Also, in the prior period an amount of $175,000 pertaining to the renegotiating of the Network Direct, Inc. membership contract was amortized into revenue. This amount was subsequently adjusted at June 30, 1996 of which the net effect was to reduce revenue by $131,250. Adjusting for these two amounts the comparable net losses for March 31, 1997 and 1996 would of been $481,627 and $101,151 constituting an increased loss of $380,476.

Membership fees decreased $315,255 (36%) from $867,025 of the prior year to $551,770. Adjusting for the above mentioned difference in amortization of revenue, the actual decrease was $184,005. Since revenue is recorded on an amortized basis the difference would have to be analyzed over the length of the membership periods which can vary from one to three years. On a cash basis, membership fees decreased by $113,164 (20%) from $571,025 of the prior year to $457,861 the current year. The Company's significant membership program, Network Direct, Inc., recorded a decrease of $81,215 from the prior period, $104,155 in new memberships and an increase of $22,940 in renewal memberships. The remaining portion of the decrease is attributed to a mixture of other smaller membership enhancement programs of which vary month to month.

Merchandise sales decreased by $722,522 (24%) from $3,030,777 the prior year to $2,308,255 the current year. Merchandise sales are a combination of membership merchandise sales and premium incentive merchandise sales. Membership merchandise sales decreased by $210,092 (21%) from the prior period. Net loss on these sales is approximately 6%. The merchandise is sold at break-even because of the membership fee, but the Company covers the guarantee of savings, which amounts to 6% of sales. Premium incentive merchandise sales decreased $431,185 (22%) from the prior period. Gross profit (excluding sales commissions) on these sales is approximately 42%. A direct mail catalog that generated $81,245 in merchandise sales in the prior period did not occur this year. Gross profit on this program was approximately 20%.

Sales commissions increased by $94,176 (29%) from $323,149 the prior year to $417,325 the current year. The increase resulted from greater sales derived from independent sales agents. Commission rates to independent agents range from 1% to 25% of sales. When sales commissions are added to the calculation then gross profit on premium incentive merchandise sales is approximately 17% for the current period versus 18.6% for the prior period. Overall, gross profit from merchandise sales decreased by $180,313 (43%) over the prior period.

Travel revenue increased by $127,792 (65%) over the prior period. The increase resulted from a new incentive client at a higher volume than the previous year. Gross profit also increased from 9.5% the previous period to 17.24% the current period.

Gross profit on promotional revenue increased $12,965 (8%) over the prior period. Promotional revenue is a combination of materials and administration fees for premium incentive programs. In the prior period the Company had to write off approximately $20,000 of obsolete incentive catalogs. Currently in inventory the Company has 25,000 new catalogs at a cost of approximately $120,000. The lifetime of a catalog is approximately 18 months.

Selling, general and administrative expenses increased by $58,235 (5%) from $1,287,310 the prior period to $1,345,545 the current period. The major fluctuations included the following: Wages increased by $45,603 (7%) over the prior period. In the current period a new premium incentive representative and an internet web designer were added. Employee health insurance increased by $5,346 (8%) over the prior period. The Company was on a partial self-funding plan, but effective August 1, 1996 the Company changed to a fixed fee plan.
The Company is finally seeing the benefits of the policy change and anticipates more reductions. Professional Services increased by $19,292 (39%) over the prior period of which $16,000 pertains to fees paid to a consultant retained to search for acquisition candidates. Rent expense decreased by $22,128 (20%) over the prior period which reflects the lease re-negotiation of October 1995. Also, in the current period the Company exhibited at the National Premium Incentive Show in Chicago, which increased advertising expenses by approximately $15,000 and initiated an internet project which the initial start-up cost was approximately $12,000. The remaining fluctuations pertain to various other expenses of which are not material.

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

The covenants and rights to remedies for non-payment of interest and fees have been waived through May 20, 1997.

Effective July 1, 1996, the investment fund partnership has waived for one year future interest to be paid or accrued on the convertible debentures, short-term note payable and related accrued interest. Under FASB 15 an interest amount of $274,277 for the nine months ended March 31, 1997 has been accrued.

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

                                             AMERISHOP CORP.

                                             /s/ Joseph B. Preston
                                             --------------------------------
                                             Joseph B. Preston, Chairman/CEO

                                             /s/ Steven R. Salasky
                                             --------------------------------
                                             Steven R. Salasky, Controller

                                Exhibit Index




Exhibit
  No.                                 Description
-------                               -----------

  27                                  Financial Data Schedule